Form 10-Q
period 1995-06-30
TRAVELERS LIFE & ANNUITY CO
filed 1995-08-14
CIK 929498

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         ---           THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---            THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________


                            _________________________

                         Commission file number 33-58131

                            _________________________


                     THE TRAVELERS LIFE AND ANNUITY COMPANY
             (exact name of registrant as specified in its charter)

        CONNECTICUT                                             06-0904249
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  ONE TOWER SQUARE, HARTFORD, CONNECTICUT 06183
               (Address of principal executive offices) (Zip Code)

                                 (203) 277-0111
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes              No      X
                              -----------      -----------

     As of August 11, 1995, there were outstanding 30,000 shares of common stock, par value $100, of the Registrant, all of which were owned by The Travelers Insurance Company, an indirect subsidiary of Travelers Group Inc.

                            REDUCED DISCLOSURE FORMAT

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1995

                                Table of Contents


PART I - FINANCIAL INFORMATION                                                                                           Page
                                                                                                                         ----
Item 1.  Financial Statements

Condensed Statement of Operations and Retained Earnings for the Quarter and
Six Months Ended June 30, 1995 and 1994 (unaudited) .......................................................................3

Condensed Balance Sheet as of June 30, 1995 (unaudited) and
December 31, 1994..........................................................................................................4

Condensed Statement of Cash Flows for the
Six Months Ended June 30, 1995 and 1994 (unaudited)........................................................................5

Notes to Condensed Financial Statements (unaudited)........................................................................6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations  ......................................................................................7


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................................................................9


SIGNATURES ................................................................................................................10

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
       CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (Unaudited)
                                 (in thousands)


                                                        Quarter Ended                Six Months Ended
                                                          June 30,                        June 30,
                                                    ---------------------          ----------------------
                                                    1995             1994          1995              1994
                                                    ----             ----          ----              ----

REVENUES

Premiums                                          $    212       $    338        $    291        $   3,330
Net investment income                               15,582         16,550          31,451           31,222
Realized investment gains (losses)                     944            176          (4,675)             (25)
Other                                                4,058          3,877           7,749            7,568
                                                  --------       --------        --------         --------
                                                    20,796         20,941          34,816           42,095
                                                  --------       --------        --------         --------

BENEFITS AND EXPENSES

Current and future insurance benefits               13,452         13,700          26,782           31,755
Amortization of value of insurance in force            312           --               625             --
General and administrative expenses                    668            599           1,342            1,365
                                                  --------       --------        --------         --------
                                                    14,432         14,299          28,749           33,120
                                                  --------       --------        --------         --------

Income before federal income taxes                   6,364          6,642           6,067            8,975

Federal income taxes                                 2,202          2,307           2,075            3,107
                                                  --------       --------        --------         --------

Net income                                           4,162          4,335           3,992            5,868
Retained earnings beginning of period              128,820        112,198         128,990          110,665
                                                  --------       --------        --------         --------
Retained earnings end of period                   $132,982       $116,533        $132,982         $116,533
                                                  ========       ========        ========         ========


                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                             CONDENSED BALANCE SHEET
                                 (in thousands)

                                                                  June 30,                      December 31,
                                                                    1995                            1994
                                                                 ----------                     ------------
                                                                (Unaudited)

ASSETS

Investments                                                      $  901,898                     $  851,037
Separate accounts                                                   826,571                        820,384
Deferred federal income taxes                                        61,205                         94,315
Other assets                                                         44,204                         35,633
                                                                 ----------                     ----------
    Total assets                                                 $1,833,878                     $1,801,369
                                                                  =========                     ==========

LIABILITIES

Future policy benefits                                           $  680,618                     $  691,108
Separate accounts                                                   811,272                        808,181
Other liabilities                                                    21,763                         43,960
                                                                 ----------                     ----------
    Total liabilities                                             1,513,653                      1,543,249
                                                                 ----------                     ----------

SHAREHOLDER'S EQUITY

Capital stock, par value $100; 100,000
    shares authorized, 30,000 issued and outstanding                  3,000                          3,000
Additional paid-in capital                                          167,356                        167,354
Unrealized investment gains (losses), net of taxes                   16,887                        (41,224)
Retained earnings                                                   132,982                        128,990
                                                                 ----------                     ----------
    Total shareholder's equity                                      320,225                        258,120
                                                                 ----------                     ----------

    Total liabilities and shareholder's equity                   $1,833,878                     $1,801,369
                                                                 ==========                     ==========


                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                 (in thousands)


                                                                                                    Six Months Ended
                                                                                                          June 30,
                                                                                                    ---------------------
                                                                                                    1995             1994
                                                                                                    ----             ----

Net cash provided by (used in) operating activities                                              $ (40,891)        $  8,357
                                                                                                 ----------        --------

Cash flows from investing activities
    Investment repayments
       Fixed maturities                                                                              3,579           15,921
       Mortgage loans                                                                               10,234           40,411
    Proceeds from sales of investments, including real estate held for sale
       Fixed maturities                                                                            124,442            4,775
       Equity securities                                                                             4,879            2,943
       Mortgage loans                                                                                2,081                -
       Real estate held for sale                                                                         -           12,369
    Investments in
       Fixed maturities                                                                            (90,834)        (102,554)
       Equity securities                                                                               (71)             (86)
    Short-term securities, (purchases) sales, net                                                  (11,100)           7,803
    Other investments, net                                                                          (2,824)           3,433
    Securities transactions in course of settlement                                                    210            7,404
                                                                                                ----------        ---------
       Net cash provided by (used in) investing activities                                          40,596           (7,581)
                                                                                                ----------        ----------

Net increase (decrease) in cash                                                                       (295)             776

Cash at beginning of period                                                                            296                -
                                                                                                ----------        ---------
Cash at end of period                                                                           $        1        $     776
                                                                                                ==========        =========

Supplemental disclosure of cash flow information
    Income taxes paid                                                                           $   37,510        $     162
                                                                                                ==========        =========


                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               Notes to Condensed Financial Statements (Unaudited)

                                  June 30, 1995


1.   General

    The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company (an indirect, wholly owned subsidiary of Travelers Group Inc.), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. They reflect all adjustments (none of which were other than normal recurring adjustments) necessary, in the opinion of management, for a fair statement of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1994 included in the Company's Form S-2 registration statement filed July 11, 1995 (File No. 33-58677).

    Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

2.  Changes in Accounting Principles

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which describe how impaired loans should be measured when determining the amount of a loan loss accrual. These statements amended existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. Their adoption did not have a material impact on the Company's financial condition, results of operations or liquidity.

3.  Commitments and Contingencies

    The Company's TTM Modified Guaranteed Annuity Contracts are subject to a limited guarantee agreement by The Travelers Insurance Company in a principal amount of up to $100 million. The obligation of The Travelers Insurance Company is to pay in full to any owner or beneficiary of the TTM Modified Guaranteed Annuity Contracts principal and interest as and when due under the annuity contract to the extent that the Company fails to make such payment.

    The Company is a defendant in various litigation matters. Although there can be no assurances, as of June 30, 1995, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

The Travelers Life and Annuity Company (the Company) primarily writes single premium group annuity close-out contracts and individual structured settlement annuities. The single premium group annuity contracts are typically purchased by employer-sponsored pension plans upon termination of the plan, asset reversion or other significant plan changes. As a result, sales activity can vary significantly from period to period.

The individual structured settlement contracts are purchased by an affiliate, The Travelers Indemnity Company, in connection with the settlement of certain of its policyholder obligations. All structured settlement contracts are issued through a separate account of the Company. Accordingly, the Company's other revenues include structured settlement policyholder revenues net of the related benefits and expenses.

The Company also writes a small amount of individual life insurance, which is fully reinsured with The Travelers Insurance Company (the Company's parent).

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Net income for the six months ended June 30, 1995 was $4.0 million, compared to $5.9 million for the same period in 1994. Excluding realized losses, operating earnings increased from $5.9 million in the six months ended June 30, 1994 to $7.0 million in the six months ended June 30, 1995, reflecting an increase in retained investment margin and a reduction in current and future insurance benefits.

Premiums and deposits amounted to $19.4 million for the six months ended June 30, 1995, a 24% decrease compared to the same period for 1994, reflecting a decline in single premium group annuities and a small decline in structured settlement sales. (Deposits relate to separate account receipts, and are thus excluded from revenue).

Policyholder benefit reserves, including separate accounts, aggregated $1.5 billion at June 30, 1995, down from $1.6 billion at June 30, 1994 primarily as a result of an $82.0 million decrease in separate account liabilities.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At June 30, 1995, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of insurance regulatory authorities in the state of domicile. No statutory surplus is available in 1995 for dividends to the Company's shareholder without prior approval of the Connecticut Insurance Department.

ACCOUNTING STANDARDS NOT YET ADOPTED

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. This statement will be effective for 1996 financial statements, although earlier adoption is permissible. The Company has not yet determined when it will adopt FAS 121; however, the impact is not expected to be material to its results of operations, financial condition or liquidity.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
No.                        Description                                                           Filing Method
---                        -----------                                                           -------------

3.    Articles of Incorporation and By-laws

          a. Charter of The Travelers Life and Annuity Company (the "Company"), as amended on April 10, 1990, incorporated herein by reference to Exhibit 6(a) to the Registration Statement on Form N-4, File
             No. 33-58131, filed on March 17, 1995.

          b. By-laws of the Company as amended October 20, 1994, incorporated herein by reference to Exhibit 6(b) to the Registration Statement on Form N-4, File No. 33-58131, filed on March 17, 1995.


27.          Financial Data Schedule                                                             Electronic


(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE TRAVELERS LIFE AND ANNUITY COMPANY
                                   --------------------------------------
                                                (Registrant)


Date     August 14, 1995           /s/ Jay S. Fishman
     -------------------           --------------------------------------
                                   Jay S. Fishman
                                   Chief Financial Officer


Date     August 14, 1995           /s/ Christine B. Mead
     -------------------           --------------------------------------
                                   Christine B. Mead
                                   Vice President - Finance
                                   and Controller

                                EXHIBIT INDEX

Exhibit
No.                        Description                                                           Filing Method
---                        -----------                                                           -------------

3.    Articles of Incorporation and By-laws

          a. Charter of The Travelers Life and Annuity Company (the "Company"), as amended on April 10, 1990, incorporated herein by reference to Exhibit 6(a) to the Registration Statement on Form N-4, File
             No. 33-58131, filed on March 17, 1995.

          b. By-laws of the Company as amended October 20, 1994, incorporated herein by reference to Exhibit 6(b) to the Registration Statement on Form N-4, File No. 33-58131, filed on March 17, 1995.


27.          Financial Data Schedule                                                             Electronic
