Form 10-Q
period 1995-09-30
TRAVELERS LIFE & ANNUITY CO
filed 1995-11-14
CIK 929498

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---                    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

---           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________to _________________

                            -------------------------

                         Commission file number 33-58677

                            -------------------------

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

                                 (860) 277-0111
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X       No
                                   -------       --------

     As of November 13, 1995, there were outstanding 30,000 shares of common stock, par value $100, of the Registrant, all of which were owned by The Travelers Insurance Company, an indirect subsidiary of Travelers Group Inc.

                            REDUCED DISCLOSURE FORMAT

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1995

                                Table of Contents


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1. Financial Statements


Condensed Statement of Operations and Retained Earnings for the Quarter and
Nine Months Ended September 30, 1995 and 1994 (unaudited) . . . . . . . . .   3

Condensed Balance Sheet as of September 30, 1995 (unaudited) and
December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Condensed Statement of Cash Flows for the
Nine Months Ended September 30, 1995 and 1994 (unaudited) . . . . . . . . .   5

Notes to Condensed Financial Statements (unaudited) . . . . . . . . . . . .   6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .   7


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .   9


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
       CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (Unaudited)
                                 (in thousands)


                                                    Quarter Ended             Nine Months Ended
                                                    September 30,               September 30,
                                               -----------------------     -----------------------
                                                  1995          1994          1995          1994
                                               ---------     ---------     ---------     ---------
REVENUES

Premiums                                       $   1,043     $      61     $   1,334     $   3,391
Net investment income                             15,311        17,277        46,762        48,499
Realized investment gains (losses)                 7,006           (73)        2,331           (98)
Other                                              1,829         3,300         9,578        10,868
                                               ---------     ---------     ---------     ---------
                                                  25,189        20,565        60,005        62,660
                                               ---------     ---------     ---------     ---------

BENEFITS AND EXPENSES

Current and future insurance benefits             13,857        13,869        40,639        45,624
Amortization of value of insurance in force          313          --             938          --
General and administrative expenses                1,433         1,088         2,775         2,453
                                               ---------     ---------     ---------     ---------
                                                  15,603        14,957        44,352        48,077
                                               ---------     ---------     ---------     ---------

Income before federal income taxes                 9,586         5,608        15,653        14,583

Federal income taxes                               3,363         1,958         5,438         5,065
                                               ---------     ---------     ---------     ---------

Net income                                         6,223         3,650        10,215         9,518
Retained earnings beginning of period            132,982       116,533       128,990       110,665
                                               ---------     ---------     ---------     ---------
Retained earnings end of period                $ 139,205     $ 120,183     $ 139,205     $ 120,183
                                               =========     =========     =========     =========




                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                             CONDENSED BALANCE SHEET
                                 (in thousands)


                                                          September 30,      December 31,
                                                              1995               1994
                                                          -------------      ------------
                                                             (Unaudited)

ASSETS

Investments                                                $   918,597        $   851,037
Separate accounts                                              835,672            820,384
Deferred federal income taxes                                   61,701             94,315
Other assets                                                    66,504             35,633
                                                           -----------        -----------
   Total assets                                            $ 1,882,474        $ 1,801,369
                                                           ===========        ===========

LIABILITIES

Future policy benefits                                     $   676,824        $   691,108
Separate accounts                                              817,191            808,181
Other liabilities                                               63,988             43,960
                                                           -----------        -----------
   Total liabilities                                         1,558,003          1,543,249
                                                           -----------        -----------

SHAREHOLDER'S EQUITY

Capital stock, par value $100; 100,000
   shares authorized, 30,000 issued and outstanding              3,000              3,000
Additional paid-in capital                                     167,308            167,354
Unrealized investment gains (losses), net of taxes              14,958            (41,224)
Retained earnings                                              139,205            128,990
                                                           -----------        -----------
   Total shareholder's equity                                  324,471            258,120
                                                           -----------        -----------

   Total liabilities and shareholder's equity              $ 1,882,474        $ 1,801,369
                                                           ===========        ===========



                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                 (in thousands)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                 ---------------------------

                                                                                   1995              1994
                                                                                 ---------         ---------
Net cash provided by (used in) operating activities                              $ (54,523)        $   8,876
                                                                                 ---------         ---------

Cash flows from investing activities
  Investment repayments
    Fixed maturities                                                                 6,961            20,851
    Mortgage loans                                                                  14,793            44,017
  Proceeds from sales of investments, including real estate held for sale
    Fixed maturities                                                               274,469            24,403
    Equity securities                                                               10,266             6,684
    Mortgage loans                                                                   2,497            23,181
    Real estate held for sale                                                         --              22,865
  Investments in
    Fixed maturities                                                              (250,182)         (166,645)
    Equity securities                                                                  (71)             (123)
    Short-term securities, (purchases) sales, net                                  (26,438)            7,677
    Other investments, net                                                          (1,582)           (2,109)
  Securities transactions in course of settlement                                   23,514            12,164
                                                                                 ---------         ---------
    Net cash provided by (used in) investing activities                             54,227            (7,035)
                                                                                 ---------         ---------

Net increase (decrease) in cash                                                       (296)            1,841

Cash at beginning of period                                                            296              --
                                                                                 ---------         ---------
Cash at end of period                                                            $    --           $   1,841
                                                                                 ---------         ---------

Supplemental disclosure of cash flow information
  Income taxes paid (refunded)                                                   $  34,726         $     (30)
                                                                                 =========         =========


                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               Notes to Condensed Financial Statements (Unaudited)

                               September 30, 1995


1. General

   The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company (an indirect, wholly owned subsidiary of Travelers Group Inc.), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. They reflect all adjustments (none of which were other than normal recurring adjustments) necessary, in the opinion of management, for a fair statement of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1994 included in the Company's Form S-2 registration statement filed on July 11, 1995 (File No. 33-58677).

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

3. Commitments and Contingencies

   The Company's TTM Modified Guaranteed Annuity Contracts are subject to a limited guarantee agreement by The Travelers Insurance Company in a principal amount of up to $100 million in the aggregate. The obligation of The Travelers Insurance Company is to pay in full to any owner or beneficiary of the TTM Modified Guaranteed Annuity Contracts principal and interest as and when due under the annuity contract to the extent that the Company fails to make such payment.

   The Company is a defendant in various litigation matters. Although there can be no assurances, as of September 30, 1995, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

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

The Company has obtained and is in the process of obtaining further regulatory approvals to write individual life and deferred annuity business in additional states, as well as for additional products.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Net income for the nine months ended September 30, 1995 was $10.2 million, compared to $9.5 million for the same period in 1994. Excluding realized investment gains and losses, operating earnings decreased from $9.6 million in the nine months ended September 30, 1994 to $8.7 million in the nine months ended September 30, 1995, reflecting unfavorable annuity mortality results and an increase in administrative expenses.

Premiums and deposits amounted to $35.7 million for the nine months ended September 30, 1995, a 6% increase compared to the same period for 1994, reflecting the writing of new business partially offset by a decline in structured settlement sales. (Deposits relate to separate account receipts, and are thus excluded from revenue).

Policyholder benefit reserves, including separate accounts, aggregated $1.5 billion at September 30, 1995, down from $1.6 billion at September 30, 1994 primarily as a result of an $94.5 million decrease in separate account liabilities.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At September 30, 1995, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of insurance regulatory authorities in the state of domicile. No statutory surplus is available in 1995 for dividends to the Company's shareholder without prior approval of the Connecticut Insurance Department.

ACCOUNTING STANDARDS NOT YET ADOPTED

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. This statement will be effective for 1996 financial statements, although earlier adoption is permissible. The Company has not yet determined when it will adopt FAS 121, however, the impact is not expected to be material to its results of operations, financial condition or liquidity.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The requirements of this statement will be effective for 1996 financial statements, although earlier adoption is permissible if an entity elects to expense the cost of stock-based compensation. The Company along with affiliated companies participates in stock option and incentive plans sponsored by the parent. The Company is currently evaluating the disclosure requirements and expense recognition alternatives addressed by this statement.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
No.                 Description                                                        Filing Method
---                 -----------                                                        -------------
3.      Articles of Incorporation and By-laws

              a. Charter of The Travelers Life and Annuity Company (the
                 Company), as amended on April 10, 1990, incorporated herein by reference to Exhibit 6(a) to the Registration Statement on Form N-4, File No. 33-58131, filed on March 17, 1995.

              b. By-laws of the Company as amended October 20, 1994, incorporated herein by reference to Exhibit 6(b) to the Registration Statement on
                 Form N-4, File No. 33-58131, filed on March 17, 1995.


27.              Financial Data Schedule                                               Electronic


(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE TRAVELERS LIFE AND ANNUITY COMPANY
                                                     (Registrant)


Date     November 13, 1995              /s/ Jay S. Fishman
                                        ---------------------------------------
                                        Jay S. Fishman
                                        Vice Chairman and
                                        Chief Financial Officer


Date     November 13, 1995              /s/ Christine B. Mead
                                        ---------------------------------------
                                        Christine B. Mead
                                        Vice President - Finance
                                        and Controller