Form 10-K
period 1995-12-31
TRAVELERS LIFE & ANNUITY CO
filed 1996-03-28
CIK 929498

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              -------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from......................to.....................

                              -------------------

                        Commission file number 33-58677

                              -------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
             (Exact name of registrant as specified in its charter)

                      Connecticut                                                        06-0904249
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

                 One Tower Square, Hartford, Connecticut              06183
                    (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (860) 277-0111

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X            No
                                  ---               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

As of March 28, 1996 there were outstanding 30,000 shares of common stock, par value $100, of the registrant, all of which were owned by The Travelers Insurance Company, an indirect wholly owned subsidiary of Travelers Group Inc.

                           REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1995

                               Table of Contents


Form 10-K
Item Number                                           PART I                                           Page
-----------                                           ------
1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

2.       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

3.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

4.       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . 3

                                                      PART II
                                                      -------

5.       Market for Registrant's Common Equity and Related
               Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

6.       Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

8.       Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . 6

9.       Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

                                                      PART III
                                                      --------

10.      Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . 34

11.      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

12.      Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . 34

13.      Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . 34

                                                      PART IV
                                                      -------

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . . . 35

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1995

                                     PART I

Item 1.  Business.
                                    GENERAL

The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), which is an indirect wholly owned subsidiary of Travelers Group Inc. (Travelers). The Company is a stock insurance company chartered in 1973 in the State of Connecticut and has been continuously engaged in the insurance business since that time. The Company is licensed to conduct life insurance business in a majority of the states of the United States, and intends to seek licensure in the remaining states, except New York.

The Company primarily writes single premium group annuity close-out contracts and individual structured settlement annuities. The single premium group annuity contracts are typically purchased by employer-sponsored pension plans upon termination of the plan, asset reversion or other significant plan changes. As a result, sales activity can vary significantly from period to period.

The individual structured settlement contracts are purchased by affiliates, The Travelers Indemnity Company and its subsidiaries, in connection with the settlement of certain of their policyholder obligations. All structured settlement contracts are issued through a separate account of the Company. Accordingly, the Company's other revenues include structured settlement policyholder revenues net of the related benefits and expenses.

In 1995, the Company commenced writing individual life and deferred annuity business in certain states and is in the process of obtaining further regulatory approvals to write these products in additional states.

The Company is an indirect wholly owned subsidiary of Travelers, a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services; (iii) Life Insurance Services; and (iv) Property & Casualty Insurance Services. The periodic reports of Travelers provide additional business and financial information concerning that company and its consolidated subsidiaries.

Insurance Regulations

The National Association of Insurance Commissioners (the NAIC) risk-based capital (RBC) requirements are used as early warning tools by the NAIC and states to identify companies that merit further regulatory action.

For this purpose, an insurer's surplus is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

The formula for life insurers calculates baseline life risk-based capital
(LRBC) as a mathematical combination of amounts for the following four categories of risk: asset risk (i.e., the risk of asset default), insurance risk (i.e., the risk of adverse mortality and morbidity experience), interest rate risk (i.e., the risk of loss due to changes in interest rates) and business risk (i.e., normal business and management risk). Fifty percent of the baseline LRBC calculation is defined as Authorized Control Level RBC. The insurer's ratio of adjusted capital to Authorized Control Level RBC (the RBC ratio) can then be calculated from data contained in the annual statement. Adjusted capital is defined as the sum of statutory capital, statutory surplus, asset valuation reserve, voluntary investment reserves and one-half of the policyholder dividend liability.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1995

Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action. The first of these levels is the "company action level." The RBC ratio for this level is less than 200% but greater than 150%. Insurers within this level must submit a comprehensive plan (an RBC plan) to the commissioner. The next level is the "regulatory action level." The RBC ratio for this level is less than 150% but greater than 100%. An insurer within this level must submit an RBC plan, is subject to an examination of assets, liabilities and operations by the commissioner, and is subject to provisions of any corrective order subsequently issued by the commissioner. The third level is the "authorized control level." The RBC ratio for this level is less than 100% but greater than 70%. At this level, the commissioner takes action as described under "regulatory action level" and may cause the insurer to be placed under regulatory control if such action is deemed to be in the best interests of policyholders. The fourth level is the "mandatory control level." The RBC ratio for this level is less than 70%, and the commissioner takes actions necessary to place the insurer under regulatory control.

The RBC formula has not been designed to differentiate among adequately capitalized companies which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1995, the Company had adjusted capital in excess of amounts requiring any regulatory action at any of the four levels.

The Company is domiciled in the State of Connecticut. Connecticut law requires notice to and prior approval by the Connecticut Insurance Department for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. Dividend payments from the Company to its parent are limited to $16 million in 1996 without prior approval of the Connecticut Insurance Department.

Item 2.  Properties.

TIC, the Company's parent, owns buildings containing approximately 1,426,000 square feet of office space located in Hartford, Connecticut and vicinity, serving as the home office of The Travelers Insurance Group Inc. (TIGI).

TIC also owns a building in Norcross, Georgia. TIGI's information systems department occupies the entire building which is approximately 147,000 square feet of space.

In addition, as of December 31, 1995, TIC leases a total of approximately 4,950,000 square feet of office space at 247 locations throughout the United States.

Management believes that these facilities are suitable and adequate for the Company's current needs. The Company reimburses TIC for use of this space on a cost allocation method based generally on estimated usage by department.

The foregoing discussion does not include information on investment properties.

Item 3.  Legal Proceedings.

The Company is a defendant or co-defendant in various litigation matters. Although there can be no assurances, as of December 31, 1995, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1995

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company has 100,000 authorized shares of common stock, of which 30,000 are issued and outstanding as of December 31, 1995. All shares are held by TIC, and there exists no established public trading market for the common equity of the Company. The Company paid no dividends to its parent in 1995 and 1994. See Note 5 of Notes to Consolidated Financial Statements for dividend restrictions.

Item 6.  Selected Financial Data.

Omitted pursuant to General Instruction J(2)(a) of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction J(2)(a) of Form 10-K.


                             RESULTS OF OPERATIONS

For the year ended December 31,                             1995         1994
-------------------------------                             ----         ----
(in millions)
-------------
Revenues                                                    $102.0       $86.2
                                                            ======       =====

Net income                                                  $ 28.9       $18.3
                                                            ======       =====


The Company primarily writes single premium group annuity close-out contracts and individual structured settlement annuities. The single premium group annuity contracts are typically purchased by employer-sponsored pension plans upon termination of the plan, asset reversion or other significant plan changes. As a result, sales activity can vary significantly from period to period.

The individual structured settlement contracts are purchased by affiliates, The Travelers Indemnity Company and its subsidiaries, in connection with the settlement of certain of their policyholder obligations. All structured settlement contracts are issued through a separate account of the Company. Accordingly, the Company's other revenues include structured settlement policyholder revenues net of the related benefits and expenses.

In 1995, the Company commenced writing individual life and deferred annuity business in certain states and is in the process of obtaining further regulatory approvals to write these products in additional states.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1995

Net income for 1995 was $28.9 million, compared to $18.3 million for 1994. Excluding realized investment gains and losses, operating earnings decreased from $19.8 million in 1994 to $16.8 million in 1995, reflecting decreased net investment income yields on the invested assets supporting both structured settlement and group annuity contracts, and an increase in administrative expenses largely associated with expansion of distribution channels, partially offset by improved mortality experience.

Premiums and deposits amounted to $41.6 million for 1995, level with the $41.1 million of production for 1994, reflecting the writing of new business, partially offset by a decline in structured settlement and group annuity sales. (Deposits relate to universal life, individual deferred annuity and separate account receipts, and are excluded from revenue).

Policyholder benefit reserves, which includes future policy benefits, contractholder funds and separate accounts, aggregated $1.540 billion at December 31, 1995, up from $1.499 billion at December 31, 1994 primarily as a result of accumulated growth in the structured settlement separate account and 1995 sales of individual life and deferred annuity products.

At December 31, 1995 and 1994, the Company had real estate held for sale and mortgage loan investments totaling $134.8 million and $159.2 million, respectively. The Company is continuing its strategy to dispose of these real estate assets and some of the mortgage loans and to reinvest the proceeds to obtain current market yields. Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure, foreclosed loans and loans modified at interest rates below market. In 1995 and 1994, the Company had sales of real estate held for sale and mortgage loans of approximately $4.7 million and $6.3 million, respectively.

OUTLOOK

The Company should benefit from the growth in the aging population who are becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. The Company is well-positioned to benefit from the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and array of competitive life and annuity products.

However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Deregulation of the banking industry, including possible reform of restrictions on entry into the insurance business, will likely accelerate this trend. In order to strengthen its competitive position, The Company expects to maintain a current product portfolio, further diversify its distribution channels, and retain its healthy financial position through strong sales growth in a cost-efficient manner.

In addition, during the past year significant tax reform discussions have occurred. Some of the proposed discussions could reduce or eliminate the need for tax deferral features and thus the need for products that are currently in the Company's portfolio. New legislation could also create the need for new products or increase the demand for some existing products. At this time it is not clear what the eventual outcome of this national debate will be or what impact, if any, it may have on the Company's sales and business retention.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1995



FUTURE APPLICATION OF ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires the write down to fair value when long-lived assets to be held and used are impaired. It also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. The adoption of this statement, effective January 1, 1996, did not have a material effect on results of operations, financial condition or liquidity.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned, or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The requirements of this statement will be effective for 1996 financial statements, although earlier adoption is permissible if an entity elects to expense the cost of stock-based compensation. The Company, along with affiliated companies, participates in stock option and incentive plans sponsored by Travelers. The Company is currently evaluating the disclosure requirements and expense recognition alternatives addressed by this statement.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


Item 8. Financial Statements and Supplementary Data

                                     Index



                                                                        Page
Independent Auditors' Reports                                            7-8

Financial Statements:

  Statement of Operations and Retained Earnings for the
   years ended December 31, 1995, 1994 and 1993                            9

  Balance Sheet - December 31, 1995 and 1994                              10

  Statement of Cash Flows for the
   years ended December 31, 1995, 1994 and 1993                           11

  Notes to Financial Statements                                        12-31

Glossary of Insurance Terms                                            32-33

                          Independent Auditors' Report



The Board of Directors and Shareholder of
The Travelers Life and Annuity Company:


We have audited the accompanying balance sheet of The Travelers Life and Annuity Company as of December 31, 1995 and 1994, and the related statements of operations and retained earnings and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Life and Annuity Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in note 3 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994.




                                                        /s/KPMG Peat Marwick LLP
Hartford, Connecticut
January 16, 1996

                       Report of Independent Accountants



To the Board of Directors and Shareholder of The Travelers Life and Annuity Company:


We have audited the statements of operations and retained earnings and cash flows of The Travelers Life and Annuity Company for the year ended December 31, 1993. These financial statements are the responsibility of Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Travelers Life and Annuity Company for the year ended December 31, 1993 in conformity with generally accepted accounting principles.





/s/ COOPERS & LYBRAND L.L.P.
Hartford, Connecticut
September 16, 1994

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS


--------------------------------------------------------------------------------------------------------
(for the year ended December 31, in thousands)                    1995             1994     |       1993
--------------------------------------------------------------------------------------------|-----------
                                                                                            |
REVENUES                                                                                    |
Premiums                                                    $    2,652       $    3,498     | $    4,524
Net investment income                                           63,209           66,093     |     58,044
Realized investment gains (losses)                              18,713           (2,074)    |     11,955
Other                                                           17,466           18,702     |      9,102
--------------------------------------------------------------------------------------------|-----------
                                                               102,040           86,219     |     83,625
--------------------------------------------------------------------------------------------|-----------
                                                                                            |
BENEFITS AND EXPENSES                                                                       |
Current and future insurance benefits                           52,390           55,596     |     67,489
Amortization of deferred acquisition costs                                                  |
  and value of insurance in force                                1,563                -     |          -
Other operating expenses                                         4,651            2,758     |      3,075
--------------------------------------------------------------------------------------------|-----------
                                                                58,604           58,354     |     70,564
--------------------------------------------------------------------------------------------|-----------
                                                                                            |
Income before federal income taxes                              43,436           27,865     |     13,061
--------------------------------------------------------------------------------------------|-----------
                                                                                            |
Federal income taxes:                                                                       |
  Current                                                        2,555            4,742     |     22,124
  Deferred                                                      11,964            4,798     |    (22,672)
--------------------------------------------------------------------------------------------|-----------
                                                                14,519            9,540     |       (548)
--------------------------------------------------------------------------------------------|-----------
Net income                                                      28,917           18,325     |     13,609
Retained earnings beginning of year                            128,990          110,665     |     97,034
Preference stock tax benefit allocated by parent                     -                -     |         22
--------------------------------------------------------------------------------------------|-----------
Retained earnings end of year                               $  157,907       $  128,990     | $  110,665
--------------------------------------------------------------------------------------------------------





                       See notes to financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                 BALANCE SHEET


---------------------------------------------------------------------------------------------------------------
(at December 31, in thousands)                                                        1995                 1994
---------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at market
  (cost,  $678,293; $624,347)                                                  $    724,639       $    559,142
Equity securities, at market (cost, $9,453; $14,252)                                 13,099             16,064
Mortgage loans                                                                      125,813            152,359
Real estate held for sale, net of accumulated depreciation of $524; $337              8,995              6,810
Short-term securities                                                                51,381             44,472
Other investments                                                                    65,805             72,190
---------------------------------------------------------------------------------------------------------------
         Total investments                                                          989,732            851,037
---------------------------------------------------------------------------------------------------------------
Cash                                                                                      -                296
Investment income accrued                                                            11,030             10,211
Premium balances receivable                                                           2,277                  -
Reinsurance recoverables                                                                718                573
Deferred acquisition costs and value of insurance in force                           22,560             21,014
Deferred federal income taxes                                                        41,158             94,315
Separate accounts                                                                   886,688            820,384
Current federal income taxes                                                          6,691                  -
Other assets                                                                          3,785              3,539
---------------------------------------------------------------------------------------------------------------
         Total assets                                                          $  1,964,639       $  1,801,369
---------------------------------------------------------------------------------------------------------------

LIABILITIES
Future policy benefits                                                         $    671,027       $    691,108
Contractholder funds                                                                 11,947                  -
Current federal income taxes                                                              -             26,071
Separate accounts                                                                   856,867            808,181
Other liabilities                                                                    61,247             17,889
---------------------------------------------------------------------------------------------------------------
         Total liabilities                                                        1,601,088          1,543,249
---------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000
  shares authorized, 30,000 issued and outstanding                                    3,000              3,000
Additional paid-in capital                                                          167,314            167,354
Retained earnings                                                                   157,907            128,990
Unrealized investment gains (losses), net of taxes                                   35,330            (41,224)
---------------------------------------------------------------------------------------------------------------
         Total shareholder's equity                                                 363,551            258,120
---------------------------------------------------------------------------------------------------------------

         Total liabilities and shareholder's equity                            $  1,964,639       $  1,801,369
---------------------------------------------------------------------------------------------------------------

                       See notes to financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            STATEMENT OF CASH FLOWS
                          Increase (Decrease) in Cash


--------------------------------------------------------------------------------------------------------
(for the year ended December 31, in thousands)                    1995             1994   |         1993
------------------------------------------------------------------------------------------|-------------
                                                                                          |
CASH FLOWS FROM OPERATING ACTIVITIES                                                      |
  Premiums collected                                        $    1,950       $    3,498   |   $    4,524
  Net investment income received                                66,219           57,240   |       53,944
  Benefits and claims paid                                     (71,710)         (72,298)  |      (74,660)
  Operating expenses paid                                       (3,013)          (4,400)  |       (3,249)
  Income taxes refunded (paid)                                 (35,305)           1,030   |      (10,661)
  Trading account investments, (purchases) sales, net                -                -   |       35,093
  Other                                                         (6,772)          22,507   |         (683)
------------------------------------------------------------------------------------------|-------------
      Net cash provided by (used in) operating activities      (48,631)           7,577   |        4,308
------------------------------------------------------------------------------------------|-------------
CASH FLOWS FROM INVESTING ACTIVITIES                                                      |
  Investment repayments                                                                   |
    Fixed maturities                                            11,752           29,043   |       29,479
    Mortgage loans                                              24,137           60,260   |       53,835
  Proceeds from investments sold, including real estate                                   |
     held for sale                                                                        |
    Fixed maturities                                           459,971           41,671   |      46,001
    Equity securities                                           11,823            9,373   |       7,676
    Mortgage loans                                               7,013           23,327   |      11,835
    Real estate held for sale                                        -           34,181   |       26,014
  Investments in                                                                          |
    Fixed maturities                                          (515,098)        (204,412)  |     (206,682)
    Equity securities                                             (156)            (375)  |       (5,280)
    Mortgage loans                                              (4,890)          (5,607)  |            -
  Short-term securities, (purchases) sales, net                 (5,051)          (1,146)  |      (16,430)
  Other investments, (purchases) sales, net                      9,274              682   |       46,595
  Securities transactions in course of settlement               45,727            5,722   |        1,133
------------------------------------------------------------------------------------------|-------------
      Net cash provided by (used in) investing activities       44,502           (7,281)  |       (5,824)
------------------------------------------------------------------------------------------|-------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                      |
  Contractholder fund deposits                                   5,707                -   |            -
  Contractholder fund withdrawals                               (1,874)               -   |            -
------------------------------------------------------------------------------------------|-------------
      Net cash provided by financing activities                  3,833                -   |            -
------------------------------------------------------------------------------------------|-------------
Net increase (decrease) in cash                             $     (296)      $      296   |   $   (1,516)
--------------------------------------------------------------------------------------------------------
Cash at December 31                                         $        -       $      296       $        -
--------------------------------------------------------------------------------------------------------





                       See notes to financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS



1.     NATURE OF OPERATIONS

       The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), which is an indirect, wholly owned subsidiary of Travelers Group Inc. (Travelers).

       The Company primarily writes single premium group annuity close-out contracts and individual structured settlement annuities. The single premium group annuity contracts are typically purchased by employer-sponsored pension plans upon termination of the plan, asset reversion or other significant plan changes. The individual structured settlement contracts are purchased by affiliates, The Travelers Indemnity Company and its subsidiaries, in connection with the settlement of certain of its policyholder obligations. In 1995, the Company also commenced writing individual life and deferred annuity business.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Significant accounting policies used in the preparation of the accompanying financial statements follow.

       Basis of presentation

       In December 1992, Primerica Corporation (Primerica) acquired approximately 27% of The Travelers Corporation's common stock (the 27% Acquisition). The 27% Acquisition was accounted for as a purchase. Effective December 31, 1993, Primerica acquired the approximately 73% of The Travelers Corporation common stock which it did not already own, and The Travelers Corporation was merged into Primerica, which was renamed Travelers Group Inc. This was effected through the exchange of .80423 shares of Travelers common stock for each share of The Travelers Corporation common stock (the Merger). All subsidiaries of The Travelers Corporation were contributed to The Travelers Insurance Group Inc. (TIGI).

       The 27% Acquisition and the Merger were accounted for as a "step acquisition", and the purchase accounting adjustments were "pushed down" as of December 31, 1993 to the subsidiaries of TIGI, including the Company, and reflect adjustments of assets and liabilities of the Company to their fair values determined at each acquisition date (i.e., 27% of values at December 31, 1992 as carried forward and 73% of the values at December 31, 1993). These assets and liabilities were recorded at December 31, 1993 based upon management's then best estimate of their fair values at the respective dates. Evaluation and appraisal of assets and liabilities, including investments, the value of insurance in force, other insurance assets and liabilities and related deferred federal income taxes was completed during 1994. The excess of the 27% share of assigned value of identifiable net assets over cost at December 31, 1992, which was allocated to the Company through "pushdown" accounting, was approximately $1.3 million and is being amortized over ten years on a straight-line basis.

       The statements of operations and retained earnings and of cash flows and the related accompanying notes for the years ended December 31, 1995 and 1994, which are presented on a purchase accounting basis, are separated from the corresponding 1993 information, which is presented on a historical accounting basis, to indicate the difference in valuation bases.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

       Certain prior year amounts have been reclassified to conform with the 1995 presentation.

       Investments

       Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities are valued based upon quoted market prices, or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Fixed maturities are classified as "available for sale" and are reported at fair value, with unrealized gains and losses, net of income taxes, charged or credited directly to shareholder's equity.

       Equity securities, which include common and nonredeemable preferred stocks, are carried at market values that are based primarily on quoted market prices. Changes in market values of equity securities are charged or credited directly to shareholder's equity, net of applicable income taxes.

       Mortgage loans are carried at amortized cost. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. Impaired loans were insignificant at December 31, 1995.

       Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Fair value was established at time of foreclosure by appraisers, either internal or external, using discounted cash flow analyses and other acceptable techniques. Thereafter, an allowance for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. There was no such allowance at December 31, 1995.

       Accrual of income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received.

       Investment Gains and Losses

       Realized investment gains and losses are included as a component of pretax revenues based upon specific identification of the investments sold on the trade date and, prior to the Merger, included adjustments to investment valuation reserves. These adjustments reflected changes considered to be other than temporary in the net realizable value of investments. Also included are gains and losses arising from the remeasurement of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Separate Accounts

       Separate account liabilities primarily represent structured settlement annuity obligations, which provide guaranteed levels of return or benefits to contractholders. The separate account assets supporting these obligations, which are legally segregated and are not subject to claims that arise out of any other business of the Company, are carried at amortized cost. Earnings on structured settlement contracts, generally net investment income less policyholder benefits and operating expenses, are included in other revenues.

       In addition, the Company has other separate accounts, representing funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. Each of these accounts have specific investment objectives. The assets and liabilities of these accounts are carried at market value, and amounts assessed to the contractholders for management services are included in revenues. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses.

       Deferred Acquisition Costs and Value of Insurance In Force

       Costs of acquiring individual life insurance and annuity business, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance are amortized over the period of anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level yield method. A 10- to 25-year amortization period is used for life insurance, and a 10- to 15-year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required.

       The value of insurance in force represents the actuarially determined present value of anticipated profits to be realized from annuities contracts at the date of the Merger using the same assumptions that were used for computing related liabilities where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at an interest rate of 16% for the business acquired. The value of the business in force is amortized over the contract period using current interest crediting rates to accrete interest and using an amortization method based on a level yield method. The value of insurance in force is reviewed periodically for recoverability to determine if any adjustment is required.

       Future Policy Benefits

       Benefit reserves represent liabilities for future insurance policy benefits. Benefit reserves for life insurance and annuity policies have been computed based upon mortality, morbidity, persistency and interest assumptions applicable to these coverages, which range from 4.5% to 7.5%, including a provision for adverse deviation. These assumptions consider Company experience and industry standards and may be revised if it is determined that the future experience will differ substantially from that previously assumed. The assumptions vary by plan, age at issue, year of issue and duration.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Contractholder Funds

       Contractholder funds represent receipts from the issuance of universal life and certain individual annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risk. Account balances are also increased by interest credited and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Calculations of contractholder account balances reflect lapse, withdrawal and interest rate assumptions based on contract provisions, the Company's experience and industry standards. Interest rates credited to contractholder funds range from 4.2% to 6.5%.

       Permitted Statutory Accounting Practices

       The Company, domiciled in the State of Connecticut, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the State of Connecticut Insurance Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The impact of any permitted accounting practices on the statutory surplus of the Company is not material.

       Premiums

       Premiums are recognized as revenues when due. Reserves are established for the portion of premiums that will be earned in future periods.

       Other Revenues

       Other revenues include surrender, mortality and administrative charges and fees as earned on investment and other insurance contracts. Other revenues also include structured settlement policyholder revenues, which relate to contracts issued through a separate account of the Company, net of the related policyholder benefits and expenses.

       Federal Income Taxes

       The provision for federal income taxes is comprised of two components, current income taxes and deferred income taxes. Deferred federal income taxes arise from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities. The deferred federal income tax asset is recognized to the extent that future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be recognized.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Accounting Standards not yet Adopted

       Statement of Financial Accounting Standards No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires the write down to fair value when long-lived assets to be held and used are impaired. It also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. The adoption of this statement, effective January 1, 1996, did not have a material effect on results of operations, financial condition or liquidity.

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The requirements of this statement will be effective for 1996 financial statements, although earlier adoption is permissible if an entity elects to expense the cost of stock-based compensation. The Company, along with affiliated companies, participates in stock option and incentive plans sponsored by Travelers. The Company is currently evaluating the disclosure requirements and expense recognition alternatives addressed by this statement.

3.     CHANGES IN ACCOUNTING PRINCIPLES

       Accounting by Creditors for Impairment of a Loan

       Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which describe how impaired loans should be measured when determining the amount of a loan loss accrual. These statements amended existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. Their adoption did not have a material impact on the Company's financial condition, results of operations or liquidity.

       Accounting for Certain Debt and Equity Securities

       Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all debt securities. Investment securities have been classified as "available for sale" and are reported at fair value, with unrealized gains and losses, net of income taxes, charged or credited directly to shareholder's equity. Previously, securities classified as available for sale were carried at the lower of aggregate cost or market value. Initial adoption of this standard resulted in an increase of approximately $530 thousand (net of taxes) to net unrealized gains in shareholder's equity. See note 12 for additional disclosures.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



4.     REINSURANCE

       The Company participates in reinsurance in order to limit losses, minimize exposure to large risks, provide capacity for future growth and to effect business-sharing arrangements. The Company remains primarily liable as the direct insurer on all risks reinsured.

       Life insurance in force ceded to affiliates at December 31, 1995 and 1994 was $97.7 million and $106.0 million, respectively. At December 31, 1995 and 1994, $601.2 million and $0, respectively, was ceded to non-affiliates.

5.     SHAREHOLDER'S EQUITY

       Unrealized Investment Gains (Losses)

       An analysis of the change in unrealized gains and losses on investments is shown in note 12.

       Additional Paid-in Capital

       As a result of the finalization of the evaluations and appraisals used to assign fair value to assets and liabilities under purchase accounting, additional paid-in capital was increased by $1.3 million in 1994. It was decreased by $70.4 million in 1993 based upon the initial evaluations and appraisals.

       Shareholder's Equity and Dividend Availability

       Statutory net income was $23.0 million and $5.7 million for the years ended December 31, 1995 and 1994, respectively. Statutory net loss was $23.0 million for the year ended December 31, 1993.

       Statutory capital and surplus was $257.8 million and $233.0 million at December 31, 1995 and 1994, respectively.

       The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $16.4 million is available in 1996 for dividend payments by the Company without prior approval of the Connecticut Insurance Department.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



6.     DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company has, in the normal course of business, provided fixed rate loan commitments and commitments to partnerships. The Company does not hold or issue derivative instruments for trading purposes.

       The off-balance-sheet risks of fixed rate loan commitments, commitments to partnerships and forward contracts were not significant at December 31, 1995 and 1994.

       Fair Value of Certain Financial Instruments

       The Company uses various financial instruments in the normal course of its business. Fair values of financial instruments which are considered insurance contracts are not required to be disclosed and are not included in the amounts discussed.

       At December 31, 1995, investments in fixed maturities had a carrying value and a fair value of $724.6 million, compared with a carrying value and a fair value of $559.1 million at December 31, 1994. See note 12.

       At December 31, 1995 and 1994, mortgage loans had a carrying value of $125.8 million and $152.4 million, respectively, which approximates fair value. In estimating fair value, the Company used interest rates reflecting the higher returns required in the real estate financing market.

       The carrying values of $1.9 million and $2.4 million of financial instruments classified as other assets approximated their fair values at December 31, 1995 and 1994, respectively. The carrying values of $55.3 million and $14.2 million of financial instruments classified as other liabilities also approximated their fair values at December 31, 1995 and 1994, respectively. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

       The assets of separate accounts providing a guaranteed return had a carrying value and a fair value of $869.1 million and $923.0 million, respectively, at December 31, 1995, compared to a carrying value and a fair value of $820.4 million and $757.2 million, respectively, at December 31, 1994. The liabilities of separate accounts providing a guaranteed return had a carrying value and a fair value of $839.1 million and $766.3 million, respectively, at December 31, 1995, compared to a carrying value and a fair value of $808.2 million and $681.4 million, respectively, at December 31, 1994.

       The carrying values of short-term securities and investment income accrued approximated their fair values.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



7.    COMMITMENTS AND CONTINGENCIES

      Financial Instruments with Off-Balance-Sheet Risk

      See note 6 for a discussion of financial instruments with off-balance-sheet risk.

      Litigation

      The Company is a defendant in various litigation matters. Although there can be no assurances, as of December 31, 1995, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

8.    BENEFIT PLANS

      Pension Plans

      The Company participates in qualified and nonqualified, noncontributory defined benefit pension plans sponsored by an affiliate. Benefits for the qualified plan are based on an account balance formula. Under this formula, each employee's accrued benefit can be expressed as an account that is credited with amounts based upon the employee's pay, length of service and a specified interest rate, all subject to a minimum benefit level. This plan is funded in accordance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. For the nonqualified plan, contributions are based on benefits paid. The Company's share of net pension expense was not significant for 1995, 1994 or 1993.

      Other Benefit Plans

      In addition to pension benefits, the Company provides certain health care and life insurance benefits for retired employees through a plan sponsored by TIGI. Covered employees may become eligible for these benefits if they reach retirement age while working for the Company. These retirees may elect certain prepaid health care benefit plans. Life insurance benefits generally are set at a fixed amount. The cost recognized by the Company for these benefits represents its allocated share of the total costs of the plan, net of employee contributions. The Company's share of the total cost of the plan for 1995, 1994 and 1993 was not significant.

      The Merger resulted in a change in control of The Travelers Corporation as defined in the applicable plans, and provisions of some employee benefit plans secured existing compensation and benefit entitlements earned prior to the change in control, and provided a salary and benefit continuation floor for employees whose employment was affected. These merger-related costs were assumed by TIGI.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



8.     BENEFIT PLANS

       Savings, Investment and Stock Ownership Plan

       Under the savings, investment and stock ownership plan available to substantially all employees of TIGI, the Company matches a portion of employee contributions. Effective April 1, 1993, the match decreased from 100% to 50% of an employee's first 5% contribution and a variable match based on the profitability of TIGI and its subsidiaries was added. The Company's matching obligation was not significant for 1995, 1994 or 1993.

9.     RELATED PARTY TRANSACTIONS

       The principal banking functions, including payment of salaries and expenses, for certain subsidiaries and affiliates of TIGI, including the Company, are handled by TIC. Settlements for these functions between TIC and its affiliates are made regularly. TIC provides various employee benefit coverages to certain subsidiaries of TIGI. The premiums for these coverages were charged in accordance with cost allocation procedures based upon salaries or census. In addition, investment advisory and management services, data processing services and claims processing services are provided by affiliated companies. Charges for these services are shared by the companies on cost allocation methods based generally on estimated usage by department.

       TIGI and its subsidiaries maintain a short-term investment pool in which the Company participates. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 1995 and 1994, the pool totaled approximately $2.2 billion and $1.5 billion, respectively. The Company's share of the pool amounted to $49.5 million and $44.5 million at December 31, 1995 and 1994, respectively, and is included in short-term securities in the balance sheet.

       The Company's TTM Modified Guaranteed Annuity Contracts are subject to a limited guarantee agreement by TIC in a principal amount of up to $100 million. TIC's obligation is to pay in full to any owner or beneficiary of the TTM Modified Guaranteed Annuity Contracts principal and interest as and when due under the annuity contract to the extent that the Company fails to make such payment. In addition, TIC guarantees that the Company will maintain a minimum statutory capital and surplus level.

       The Company sells structured settlement annuities to its affiliates, The Travelers Indemnity Company and its subsidiaries. Such deposits were $36.6 million, $37.6 million and $48.4 million for 1995, 1994 and 1993, respectively.

       The Company began marketing variable annuity products through its affiliate, Smith Barney, Inc., in 1995. Deposits related to these products were $20.5 million in 1995.

       Most leasing functions for TIGI and its subsidiaries are handled by TIC. Leasing expenses are shared by the companies on a cost allocation method based generally on estimated usage by department.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



10.   FEDERAL INCOME TAXES


      ------------------------------------------------------------------------------------------
      (in thousands)                                      1995             1994   |         1993
      ----------------------------------------------------------------------------|-------------
                                                                                  |
      Effective tax rate                                                          |
      ------------------                                                          |
                                                                                  |
      Income before federal income taxes           $    43,436      $    27,865   |  $    13,061
      Statutory tax rate                                    35%              35%  |           35%
      ----------------------------------------------------------------------------|-------------
                                                                                  |
      Expected federal income taxes                $    15,203      $     9,753   |  $     4,571
      Tax effect of:                                                              |
         Nontaxable investment income                      (13)             (90)  |          (85)
         Adjustments to benefit and other reserves           -             (117)  |       (4,705)
         Adjustment to deferred tax asset for                                     |
            enacted change in tax rates from                                      |
            34% to 35%                                       -                -   |         (255)
         Other, net                                       (671)              (6)  |          (74)
      ----------------------------------------------------------------------------|-------------
      Federal income taxes                         $    14,519      $     9,540   |  $      (548)
      ----------------------------------------------------------------------------|-------------
                                                                                  |
      Effective tax rate                                    33%              34%  |           (4)%
      ----------------------------------------------------------------------------|-------------
                                                                                  |
      Composition of federal income taxes                                         |
      -----------------------------------                                         |
      Current:                                                                    |
         United States                             $     2,555      $     4,742   |  $    22,124
      ----------------------------------------------------------------------------|-------------
                                                                                  |
      Deferred:                                                                   |
         United States                                  11,964            4,798   |      (22,672)
      ----------------------------------------------------------------------------|-------------
      Federal income taxes                         $    14,519      $     9,540   |  $      (548)
      ------------------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



10.   FEDERAL INCOME TAXES, Continued

      The net deferred tax assets at December 31, 1995 and 1994 were comprised of the tax effects of temporary differences related to the following assets and liabilities:


       (in thousands)                                                      1995                1994
      -----------------------------------------------------------------------------------------------
       Deferred tax assets:
         Benefit, reinsurance and other reserves                      $    67,104         $    70,729
         Investments                                                            -              30,908
         Other                                                              2,570               2,766
      -----------------------------------------------------------------------------------------------
           Total                                                           69,674             104,403
      -----------------------------------------------------------------------------------------------

      Deferred tax liabilities:
         Investments                                                       19,625                   -
         Deferred acquisition costs and
           value of insurance in force                                      6,285               7,355
         Other                                                                536                 663
      -----------------------------------------------------------------------------------------------
          Total                                                            26,446               8,018
      -----------------------------------------------------------------------------------------------

      Net deferred tax asset before valuation allowance                    43,228              96,385
      Valuation allowance for deferred tax assets                          (2,070)             (2,070)
      -----------------------------------------------------------------------------------------------

      Net deferred tax asset after valuation allowance                $    41,158         $    94,315
      -----------------------------------------------------------------------------------------------

       Starting in 1994 and continuing for at least five years, TIC and its life insurance subsidiaries, including the Company, will file a consolidated federal income tax return. Federal income taxes are allocated to each member on a separate return basis adjusted for credits and other amounts required by the consolidation process. Any resulting liability will be paid currently to TIC. Any credits for losses will be paid by TIC to the extent that such credits are for tax benefits that have been utilized in the consolidated federal income tax return.

       A net deferred tax asset valuation allowance of $2.1 million has been established to reduce the deferred tax asset on investment losses to the amount that, based upon available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future capital gains in the Company's consolidated life insurance company federal income tax return through 1998, and the consolidated federal income tax return of Travelers commencing in 1999, or a change in circumstances which causes the recognition of the benefits to become more likely than not. There was no change in the valuation allowance during 1995. The initial recognition of any benefit provided by the reversal of the valuation allowance will be recognized by reducing goodwill.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



10.   FEDERAL INCOME TAXES, Continued

      In management's judgment, the $41.2 million "net deferred tax asset after valuation allowance" as of December 31, 1995, is fully recoverable against expected future years' taxable ordinary income and capital gains. At December 31, 1995, the Company has no ordinary or capital loss carryforwards.

      The "policyholders surplus account", which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account, which, under provisions of the Tax Reform Act of 1984, will not increase after 1983, is estimated to be $2.0 million. This amount has not been subjected to current income taxes but, under certain conditions that management considers to be remote, may become subject to income taxes in future years. At current rates, the maximum amount of such tax (for which no provision has been made in the financial statements) would be approximately $700 thousand.

11.   NET INVESTMENT INCOME

      ------------------------------------------------------------------------------------------------
      (For the year ended December 31, in thousands)          1995             1994    |        1993
      ---------------------------------------------------------------------------------|--------------
                                                                                       |
      Gross investment income                                                          |
      -----------------------                                                          |
      Fixed maturities                                   $    49,486      $    44,354  |   $    39,189
      Equity securities                                          497              827  |           930
      Mortgage loans                                          11,644           17,178  |        25,258
      Real estate held for sale                                2,476            6,299  |        19,028
      Other                                                    2,552            4,480  |        (4,062)
      ---------------------------------------------------------------------------------|--------------
                                                              66,655           73,138  |        80,343
      ---------------------------------------------------------------------------------|--------------
                                                                                       |
      Investment expenses                                      3,446            7,045  |        22,299
      ---------------------------------------------------------------------------------|--------------
      Net investment income                              $    63,209      $    66,093  |   $    58,044
      ------------------------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



12.   INVESTMENTS AND INVESTMENT GAINS (LOSSES)

      Realized investment gains (losses) for the periods were as follows:


      ------------------------------------------------------------------------------------------------
      (For the year ended December 31, in thousands)            1995             1994   |         1993
      ----------------------------------------------------------------------------------|-------------
                                                                                        |
      Realized                                                                          |
      --------                                                                          |
                                                                                        |
      Fixed maturities                                    $   (4,240)     $      (908)  |  $     8,659
      Equity securities                                        6,138            1,675   |        1,580
      Mortgage loans                                             725               36   |       (1,564)
      Real estate held for sale                                  (35)               -   |       (8,310)
      Other                                                   16,125           (2,877)  |       11,590
      ----------------------------------------------------------------------------------|-------------
      Realized investment gains (losses)                  $   18,713      $    (2,074)  |  $    11,955
      ------------------------------------------------------------------------------------------------


      Changes in net unrealized investment gains (losses) that are included as a separate component of shareholder's equity were as follows:


      (For the year ended December 31, in thousands)         1995             1994             1993
      ------------------------------------------------------------------------------------------------
                                                                                        |
      Unrealized                                                                        |
      ----------                                                                        |
                                                                                        |
      Fixed maturities                                   $   111,551      $   (65,205)  |  $   (20,059)
      Equity securities                                        1,834              (27)  |       (1,389)
      Other                                                    4,390              (28)  |        8,524
      ----------------------------------------------------------------------------------|-------------
                                                             117,775          (65,260)  |      (12,924)
      Related taxes                                           41,221          (22,841)  |       (3,445)
      ----------------------------------------------------------------------------------|-------------
      Change in unrealized investment gains (losses)          76,554          (42,419)  |       (9,479)
      Balance beginning of year                              (41,224)           1,195   |       10,674
      ------------------------------------------------------------------------------------------------
      Balance end of year                                $    35,330      $   (41,224)     $     1,195
      ------------------------------------------------------------------------------------------------


      The initial adoption of FAS 115 resulted in an increase of approximately $530 thousand (net of taxes) to net unrealized investment gains in 1994.

      Fixed Maturities

      Proceeds from sales of fixed maturities classified as available for sale were $460.0 million and $41.7 million in 1995 and 1994, respectively. Gross gains of $7.9 million and $869 thousand and gross losses of $10.3 million and $1.9 million in 1995 and 1994, respectively, were realized on those sales.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



12.   INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

      Prior to December 31, 1993, fixed maturities that were intended to be held to maturity were recorded at amortized cost and classified as held for investment. Proceeds from sales of such securities were $16.4 million in 1993, resulting in gross realized gains of $617 thousand.

      Prior to December 31, 1993, the carrying values of the trading portfolio fixed maturities were adjusted to market value as it was likely they would be sold prior to maturity. Sales of trading portfolio fixed maturities were $96.6 million in 1993, resulting in gross realized gains of $12.4 million.

      The amortized cost and market values of investments in fixed maturities were as follows:

      ------------------------------------------------------------------------------------------------
      December 31, 1995
      ------------------------------------------------------------------------------------------------
                                                               Gross            Gross
                                          Amortized       unrealized       unrealized           Market
      (in thousands)                           cost            gains           losses            value
      ------------------------------------------------------------------------------------------------
      Available for sale:
          Mortgage-backed securities -
             CMOs and pass through
             securities                    $   89,044       $  2,545       $      378      $    91,211
          U.S. Treasury securities
             and obligations of U.S.
             Government and
             government agencies
             and authorities                  160,988         24,267                1          185,254
          Obligations of states and
              political subdivisions            3,500            499                -            3,999
          All other corporate bonds           424,676         21,576            2,162          444,090
          Redeemable preferred stock               85              -                -               85
      ------------------------------------------------------------------------------------------------
          Total                            $  678,293       $ 48,887       $    2,541      $   724,639
      ------------------------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



12.   INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued


      ------------------------------------------------------------------------------------------------
      December 31, 1994
      ------------------------------------------------------------------------------------------------
                                                               Gross            Gross
                                          Amortized       unrealized       unrealized           Market
      (in thousands)                           cost            gains           losses            value
      ------------------------------------------------------------------------------------------------
      Available for sale:
          Mortgage-backed securities -
             CMOs and pass through
             securities                    $   60,102       $     14       $    4,624      $    55,492
          U.S. Treasury securities
             and obligations of U.S.
             Government and
             government agencies
             and authorities                  188,043             25           24,301          163,767
          Obligations of states and
              political subdivisions            3,000              -              184            2,816
          Debt securities issued by
             foreign governments               20,076              -            2,157           17,919
          All other corporate bonds           352,197          1,140           35,055          318,282
          Redeemable preferred stock              929             13               76              866
      ------------------------------------------------------------------------------------------------
          Total                            $  624,347       $  1,192       $   66,397      $   559,142
      ------------------------------------------------------------------------------------------------

       The amortized cost and market value of fixed maturities available for sale at December 31, 1995, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      ------------------------------------------------------------------------------------------------
      Maturity                                                              Amortized           Market
      (in thousands)                                                             cost            value
      ------------------------------------------------------------------------------------------------
      Due in one year or less                                             $     7,858      $     8,245
      Due after 1 year through 5 years                                         28,392           29,022
      Due after 5 years through 10 years                                      172,831          178,526
      Due after 10 years                                                      380,168          417,635
      ------------------------------------------------------------------------------------------------
                                                                              589,249          633,428
      Mortgage-backed securities                                               89,044           91,211
      ------------------------------------------------------------------------------------------------
          Total                                                           $   678,293      $   724,639
      ------------------------------------------------------------------------------------------------

       The Company makes significant investments in collateralized mortgage obligations (CMOs). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches which are protected against prepayment risk, primarily planned amortization class (PAC) tranches. Prepayment protected tranches are preferred because they provide stable cash flows in a variety of scenarios. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



12.   INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

      At December 31, 1995 and 1994, the Company held CMOs with a market value of $68.6 million and $55.5 million, respectively. Approximately 94% and 96% of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 1995 and 1994, respectively. Virtually all of these securities are rated AAA.

      Equity Securities

      The cost and market values of investments in equity securities were as follows:

      ------------------------------------------------------------------------------------------------
      December 31, 1995
      ------------------------------------------------------------------------------------------------
                                                               Gross            Gross
                                                          unrealized       unrealized           Market
      (in thousands)                           Cost            gains           losses            value
      ------------------------------------------------------------------------------------------------
      Common stocks                          $    3,310       $  3,374       $     68      $     6,616
      Nonredeemable preferred stocks              6,143            340              -            6,483
      ------------------------------------------------------------------------------------------------
         Total                               $    9,453       $  3,714       $     68      $    13,099
      ------------------------------------------------------------------------------------------------



      ------------------------------------------------------------------------------------------------
      December 31, 1994
      ------------------------------------------------------------------------------------------------
                                                               Gross            Gross
                                                          unrealized       unrealized           Market
      (in thousands)                           Cost            gains           losses            value
      ------------------------------------------------------------------------------------------------

      Common stocks                          $    6,141       $  3,177       $    654      $     8,664
      Nonredeemable preferred stocks              8,111              7            718            7,400
      ------------------------------------------------------------------------------------------------
         Total                               $   14,252       $  3,184       $  1,372      $    16,064
      ------------------------------------------------------------------------------------------------


       Proceeds from sales of equity securities were $11.8 million and $9.4 million in 1995 and 1994, respectively. Gross gains of $4.9 million and $2.8 million and gross losses of $474 thousand and $369 thousand in 1995 and 1994, respectively, were realized on those sales.

       Mortgage loans and real estate held for sale

       Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure, foreclosed loans and loans modified at interest rates below market. The Company continues its strategy, adopted in conjunction with the Merger, to dispose of these real estate assets and some of the mortgage loans and to reinvest the proceeds to obtain current market yields.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



12.   INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       At December 31, 1995 and 1994, the Company's mortgage loan and real estate held for sale portfolios consisted of the following:

       ------------------------------------------------------------------------------
       (in thousands)                                           1995             1994
       ------------------------------------------------------------------------------
       Current mortgage loans                            $   108,142      $   134,868
       Underperforming mortgage loans                         17,671           17,491
       ------------------------------------------------------------------------------
             Total                                           125,813          152,359
       ------------------------------------------------------------------------------

       Real estate held for sale                               8,995            6,810
       ------------------------------------------------------------------------------
             Total                                       $   134,808      $   159,169
       ------------------------------------------------------------------------------


      Aggregate annual maturities on mortgage loans at December 31, 1995 are as follows:

      (in thousands)
      -----------------------------------------------------
      Past maturity                              $    3,437
      1996                                           21,927
      1997                                            5,966
      1998                                           21,237
      1999                                            9,700
      2000                                            6,016
      Thereafter                                     57,530
      -----------------------------------------------------
         Total                                  $   125,813
      -----------------------------------------------------

       Concentrations

       At December 31, 1995 and 1994, the Company had no concentration of credit risk in a single investee exceeding 10% of shareholder's equity.

       The Company participates in a short-term investment pool maintained by TIGI and its subsidiaries. See note 9.

       Included in fixed maturities are below investment grade assets totaling $59.0 million and $51.1 million at December 31, 1995 and 1994, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



12.   INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       The Company also had significant concentrations of investments, primarily fixed maturities, in the following industries:

      --------------------------------------------------------------------------------------------------
      (in thousands)                                                               1995             1994
      --------------------------------------------------------------------------------------------------
      Oil and gas                                                         $      63,835    $      39,749
      Transportation                                                             44,119           38,523
      Banking                                                                    33,168           42,191
      Chemical manufacturing                                                     16,032           27,326
      --------------------------------------------------------------------------------------------------

       Below investment grade assets included in the totals of the previous table were as follows:

      --------------------------------------------------------------------------------------------------
      (in thousands)                                                              1995              1994
      --------------------------------------------------------------------------------------------------
      Oil and gas                                                         $      3,469        $    4,002
      Transportation                                                            18,648             2,678
      Banking                                                                      632             5,124
      --------------------------------------------------------------------------------------------------


      Concentrations of mortgage loans by property type at December 31, 1995 and 1994 were as follows:

       -------------------------------------------------------------------------------------------------
       (in thousands)                                                              1995             1994
       -------------------------------------------------------------------------------------------------
       Office                                                             $      32,024    $      40,559
       Agricultural                                                              29,820           32,890
       Retail                                                                    27,870           31,712
       -------------------------------------------------------------------------------------------------

       The Company monitors creditworthiness of counterparties to all financial instruments by using controls that include credit approvals, limits and other monitoring procedures. Collateral for fixed maturities often includes pledges of assets, including stock and other assets, guarantees and letters of credit. The Company's underwriting standards with respect to new mortgage loans generally require loan to value ratios of 75% or less at the time of mortgage origination.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



12.   INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

      Investment Valuation Reserves

      There were no investment valuation reserves at December 31, 1995, 1994 and 1993. Investment valuation reserve activity during 1993 was as follows:

      ------------------------------------------------------------------------------------------------
      (in thousands)                                                                              1993
      ------------------------------------------------------------------------------------------------
      Beginning of year                                                                    $    41,443
      Increase                                                                                   8,355
      Impairments, net of gains/recoveries                                                      (6,887)
      Purchase accounting adjustment                                                           (42,911)
      ------------------------------------------------------------------------------------------------
      End of year                                                                          $         -
      ------------------------------------------------------------------------------------------------

      Increases in the investment valuation reserves were reflected as realized investment losses.

      Nonincome Producing

      Investments included in the balance sheets that were nonincome producing for the preceding 12 months were insignificant.

      Restructured Investments

      The Company had mortgage loan and debt securities which were restructured at below market terms totaling approximately $17.7 million and $17.4 million at December 31, 1995 and 1994, respectively. At December 31, 1993, the Company's restructured assets were recorded at purchase accounting value. The new terms typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such assets amounted to $4.9 million in 1995 and $5.2 million in 1994. Interest on these assets, included in net investment income, aggregated $2.0 million in 1995 and $1.4 million in 1994.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



13.   LIFE AND ANNUITY DEPOSIT FUNDS AND RESERVES

      At December 31, 1995, the Company had $683.0 million of life and annuity deposit funds and reserves. Of that total, $671.2 million were not subject to discretionary withdrawal based on contract terms. The remaining $11.8 million were life and annuity products that were subject to discretionary withdrawal by the contractholders. Included in the amount that is subject to discretionary withdrawal were $8.2 million of liabilities that are surrenderable with market value adjustments. An additional $3.6 million of the life insurance and individual annuity liabilities are subject to discretionary withdrawals with an average surrender charge of 6.6%. The life insurance risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

14. RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

      The following table reconciles net income to net cash provided by (used in) operating activities:

       (For the year ended December 31, in thousands)                   1995             1994             1993
       -------------------------------------------------------------------------------------------------------
                                                                                                |
       Net income                                                 $   28,917       $   18,325   |   $   13,609
         Reconciling adjustments                                                                |
           Realized (gains) losses                                   (18,713)           2,074   |      (11,955)
           Deferred federal income taxes                              11,964            4,798   |      (22,672)
           Amortization of deferred policy acquisition costs and                                |
             value of insurance in force                               1,563                -   |            -
           Deferred policy acquisition costs                          (3,109)         (21,014)  |            -
           Investment income accrued                                   (819)            1,085   |       (9,607)
           Insurance reserves                                        (20,081)         (16,062)  |       80,238
           Trading account investments, (purchases) sales, net             -                -   |       35,093
           Other                                                     (48,353)          18,371   |      (80,398)
       -----------------------------------------------------------------------------------------|-------------
                                                                                                |
           Net cash provided by (used in) operating activities    $  (48,631)      $    7,577   |   $    4,308
       -------------------------------------------------------------------------------------------------------


15.   NONCASH INVESTING AND FINANCING ACTIVITIES

      Significant noncash investing and financing activities include: a) the transfer of $2.6 million and $5.6 million of mortgage loans and real estate held for sale from one of the Company's separate accounts to the general account in 1995 and 1994, respectively; b) acquisition of real estate through foreclosures of mortgage loans amounting to $10.3 million and $7.7 million in 1994 and 1993, respectively; and c) increases in investment valuation reserves in 1993 for mortgage loans and real estate held for sale (see note 12).

                    THE TRAVELERS  LIFE AND ANNUITY COMPANY

                          GLOSSARY OF INSURANCE TERMS


      ANNUITY - A contract that pays a periodic income benefit for the life of a person (the annuitant), the lives of two or more persons or for a specified period of time.

      CLAIM - Request by an insured for indemnification by an insurance company for loss incurred from an insured peril.

      CONTRACTHOLDER FUNDS - Receipts from the issuance of universal life, pension investment and certain individual annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risks.

      DEFERRED ACQUISITION COSTS - Commissions and other selling expenses, which vary with and are primarily related to the production of business, are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.

      DEFINED BENEFIT PLANS - Type of pension plan under which benefits are fixed in advance by formula, and contributions vary.

      DEPOSITS AND OTHER CONSIDERATIONS - Consist of cash value deposits and charges for mortality risk and expenses associated with universal life insurance, annuities and group pensions.

      GENERAL ACCOUNT - All of an insurer's assets other than those allocated to separate accounts.

      INSURANCE - Mechanism for contractually shifting burdens of a number of risks by pooling them.

      MORBIDITY - The rate at which people become diseased, mentally or physically, or physically impaired.

      MORTALITY - The rate at which people die.

      REINSURANCE - The practice whereby one insurer, called the reinsurer, in consideration of a premium paid to such insurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability assumed by the ceding company under one or more policies or contracts of insurance which it has issued.

      RETENTION - The amount of exposure an insurance company retains on any one risk or group of risks.

      SEPARATE ACCOUNTS - Funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. The assets of these separate accounts are legally segregated and not subject to claims that arise out of any other business of the insurance company.

      STATUTORY ACCOUNTING PRACTICES - The rules and procedures prescribed or permitted by United States state insurance regulatory authorities for recording transactions and preparing financial statements. Statutory accounting practices generally reflect a modified going concern basis of accounting.

                    THE TRAVELERS  LIFE AND ANNUITY COMPANY


      STATUTORY CAPITAL AND SURPLUS - As determined under statutory accounting practices, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be taken into account in determining the insurer's financial condition for statutory purposes.
Statutory surplus is also referred to as "surplus" or "surplus as regards policyholders" for statutory accounting purposes.

      STRUCTURED SETTLEMENTS - Periodic payments to an injured person or survivor for a determined number of years or for life, typically in settlement of a claim under a liability policy.

      UNDERWRITING - The insurer's or reinsurer's process of reviewing applications for insurance coverage, and the decision whether to accept all or part of the coverage and determination of the applicable premiums; also refers to the acceptance of such coverage.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1995


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 11.  Executive Compensation.

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1995


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   Documents filed
         (1) Financial Statements.  See index on page 6 of this report.
         (2) Financial Statement Schedules. See index on page 37 of this report.
         (3) Exhibits.  See Exhibit Index on page 43.


(b) Reports on Form 8-K:


No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1996.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                  (Registrant)


         By: /s/Jay S. Fishman
             -----------------
             Jay S. Fishman
             Vice Chairman and
              Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 1996.

Signature                                  Capacity
---------                                  --------
/s/Robert I. Lipp                          Director and Chairman of the Board
-----------------------------
    (Robert I. Lipp)

/s/Jay S. Fishman                          Director and Vice Chairman and Chief Financial Officer
-----------------------------
    (Jay S. Fishman)                               (Principal Financial Officer)

/s/Michael A. Carpenter                    Director and President and Chief Executive Officer
-----------------------------
    (Michael A. Carpenter)                         (Principal Executive Officer)

/s/Donald T. DeCarlo                       Director
-----------------------------
    (Donald T. DeCarlo)

/s/Irwin R. Ettinger                       Director
-----------------------------
    (Irwin R. Ettinger)

/s/Charles O. Prince, III                  Director
-----------------------------
    (Charles O. Prince, III)

/s/Marc P. Weill                           Director
-----------------------------
    (Marc P. Weill)

/s/Christine B. Mead                       Vice President - Finance and Controller
-----------------------------
   (Christine B. Mead)                             (Principal Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities pursuant to Section 12 of the Act: NONE

No Annual Report to Security Holders covering the registrant's last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1995



         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                       Page
The Travelers Life and Annuity Company

         Statement of Operations and Retained Earnings                                                   *
         Balance Sheet                                                                                   *
         Statement of Cash Flows                                                                         *
         Notes to Financial Statements                                                                   *
         Independent Auditors' Reports                                                                   *

Reports of Independent Accountants                                                                   38-39

Schedule I -Summary of Investments - Other than Investments in Related Parties 1995                     40

Schedule III -Supplementary Insurance Information 1993-1995                                             41

Schedule IV -Reinsurance 1993-1995                                                                      42

All other schedules are inapplicable for this filing.

*  See index on page 6

                          Independent Auditors' Report



The Board of Directors and Shareholder of
 The Travelers Life and Annuity Company:

Under date of January 16, 1996, we reported on the balance sheet of The Travelers Life and Annuity Company as of December 31, 1995 and 1994, and the related statements of operations and retained earnings and cash flows for each of the years in the two-year period ended December 31, 1995, as contained in this Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules appearing on pages 40, 41 and 42 in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994.




                                             /s/ KPMG PEAT MARWICK LLP





Hartford, Connecticut
January 16, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholder of The Travelers Life and Annuity Company:


In connection with our audit of the statements of operations and retained earnings and cash flows of The Travelers Life and Annuity Company for the year ended December 31, 1993, which financial statements are included in this Form 10-K, we have also audited those portions of the financial statements schedules listed in the index on page 37 of this Form 10-K which pertain to the operations of The Travelers Life and Annuity Company for the year ended December 31, 1993.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
January 24, 1994

                                   SCHEDULE I
                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                      Summary of Investments - Other Than
                         Investments in Related Parties
                               December 31, 1995
                                 (in thousands)

                                                                                                               Amount at which
                                                                                                               shown in the
Type of Investment                                                               Cost             Value        balance sheet(1)
------------------                                                               ----             -----        ----------------
Fixed maturities:
    Bonds:
         United States Government and government agencies and
           authorities                                                       $    192,651     $    218,727     $    218,727
         States, municipalities and political subdivisions                          3,500            3,999            3,999
         Public utilities                                                          54,541           57,087           57,087
         Convertible bonds and bonds with warrants attached                         3,000            3,269            3,269
         All other corporate bonds                                                424,516          441,472          441,472
                                                                             ------------     ------------     ------------
           Total bonds                                                            678,208          724,554          724,554
    Redeemable preferred stocks                                                        85               85               85
                                                                             ------------     ------------     ------------
           Total fixed maturities                                                 678,293          724,639          724,639
                                                                             ------------     ------------     ------------

Equity securities:
    Common stock
         Banks, trust and insurance companies                                          64              104              104
         Industrial, miscellaneous and all other                                    3,246            6,512            6,512
                                                                             ------------     ------------     ------------
           Total common stocks                                                      3,310            6,616            6,616
    Nonredeemable preferred stocks                                                  6,143            6,483            6,483
                                                                             ------------     ------------     ------------
Total equity securities                                                             9,453           13,099           13,099
                                                                             ------------     ------------     ------------

Mortgage loans                                                                    125,813                           125,813
                                                                             ------------                      ------------

Real estate held for sale                                                           8,995                             8,995
                                                                             ------------                      ------------

Short-term securities                                                              51,381                            51,381
                                                                             ------------                      ------------

Other investments                                                                  61,511                            65,805
                                                                             ------------                      ------------


           Total investments                                                 $    935,446                      $    989,732
                                                                             ============                      ============

(1) Determined in accordance with methods described in notes 2 and 12 on pages 12 and 24 of the notes to the financial statements.

                                  SCHEDULE III

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                      Supplementary Insurance Information

                                   1993-1995
                                 (in thousands)

                                                                                           AMORTIZATION
                                                                                           OF DEFERRED
              DEFERRED POLICY     FUTURE POLICY      PREMIUM    NET           BENEFITS,    POLICY             OTHER        PREMIUMS
              ACQUISITION COSTS   BENEFITS,          REVENUE    INVESTMENT    CLAIMS,      ACQUISITION        OPERATING    WRITTEN
              AND VALUE OF        LOSSES, CLAIMS                INCOME        LOSSES &     COSTS AND VALUE    EXPENSES
              INSURANCE           & LOSS EXPENSES                             SETTLEMENT   OF INSURANCE       (b)
              IN FORCE            (a)                                         EXPENSES     IN FORCE
-----------------------------------------------------------------------------------------------------------------------------------
1995          $    22,560         $ 682,974         $   2,652   $   63,209   $   52,390    $  1,563          $  4,651      $  2,652



1994          $    21,014         $ 691,108         $   3,498   $   66,093    $  55,596    $      -          $  2,758      $  3,498

                                                    -------------------------------------------------------------------------------

1993          $         -         $ 707,916         $   4,524   $   58,044    $  67,489    $      -          $  3,075      $  4,524


(a) Includes contractholder funds.
(b) Expense allocations are determined in accordance with the guidelines and principles published in Regulation 33 from the Insurance Department of the State of New York. This regulation makes a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE IV
                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                  Reinsurance
                                 (in thousands)



                                                                                           PERCENTAGE
                                                  CEDED TO     ASSUMED                     OF AMOUNT
                                       GROSS      OTHER        FROM OTHER     NET          ASSUMED
                                       AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
                                       ------     ---------    ---------      ------       ------

                                                              1995
                                                              ----
Life insurance in force               $874,859     $698,948       $ --        $175,911         -%

Life insurance premiums:
      Group annuity                   $    445     $   --                     $    445
      Individual life                    2,693          486                      2,207
                                      --------     --------                   --------
         Totals                       $  3,138     $    486       $ --        $  2,652         -%
                                      ========     ========                   ========




                                                              1994
                                                              ----

Life insurance in force               $106,026     $106,026       $ --        $   --           -%

Life insurance premiums:
      Group annuity                   $  3,498     $   --                     $  3,498
      Individual life                      401          401                       --
                                      --------     --------                   --------
         Totals                       $  3,899     $    401       $ --        $  3,498         -%
                                      ========     ========                   ========




                                                              1993
                                                              ----

Life insurance in force               $111,726     $111,726       $ --        $   --           -%

-----------------------------------------------------------------------------------------------------

Life insurance premiums:
      Group annuity                   $  4,524     $   --                     $  4,524
      Individual life                      256          256                       --
                                      --------     --------                   --------
         Totals                       $  4,780     $    256       $ --        $  4,524         -%
                                      ========     ========                   ========

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1995



                                 EXHIBIT INDEX

Exhibit
No.              Description                                                                            Filing Method
---------------------------------------------------------------------------------------------------------------------
3.               Articles of Incorporation and By-laws

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