Form 10-Q
period 1996-03-31
TRAVELERS LIFE & ANNUITY CO
filed 1996-05-14
CIK 929498

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-Q

         X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---             THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---             THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from            to

                         Commission file number 33-58677

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

                    Yes        X              No
                          ------------            -------------

As of the date hereof, there were outstanding 30,000 shares of common stock, par value $100 per share, of the registrant, all of which were owned by The Travelers Insurance Company, an indirect, wholly owned subsidiary of Travelers Group Inc.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1996

                                Table of Contents

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Statement of Operations and Retained Earnings for the
Three Months Ended March 31, 1996 and 1995 (unaudited)...................... 3

Condensed Balance Sheet as of March 31, 1996 (unaudited) and
December 31, 1995........................................................... 4

Condensed Statement of Cash Flows for the
Three Months Ended March 31, 1996 and 1995 (unaudited)...................... 5

Notes to Condensed Financial Statements (unaudited)......................... 6

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations......................................... 7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................. 9

SIGNATURES.................................................................. 10

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
       CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (Unaudited)
                                 (in thousands)

                                                           Three Months Ended
                                                                 March 31,
                                                           ------------------
                                                           1996          1995
                                                           ----          ----
REVENUES

Premiums                                                $   1,097     $      79
Net investment income                                      16,954        15,869
Realized investment losses                                 (8,192)       (5,619)
Other revenues                                              2,608         3,691
                                                        ---------     ---------
                                                           12,467        14,020
                                                        ---------     ---------

BENEFITS AND EXPENSES

Current and future insurance benefits                      13,303        13,330
Amortization of deferred acquisition costs and
  value of insurance in force                                 779           313
Other operating expenses                                      418           674
                                                        ---------     ---------
                                                           14,500        14,317
                                                        ---------     ---------

Loss before federal income taxes                           (2,033)         (297)

Federal income tax benefit                                   (725)         (127)
                                                        ---------     ---------

Net loss                                                   (1,308)         (170)
Retained earnings at beginning of period                  157,907       128,990
                                                        ---------     ---------
Retained earnings at end of period                      $ 156,599     $ 128,820
                                                        =========     =========





                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                             CONDENSED BALANCE SHEET
                                 (in thousands)

                                                            March 31,       December 31,
                                                              1996              1995
                                                           -----------      ------------
                                                           (Unaudited)

ASSETS

Investments, including real estate held for sale            $  921,104       $  989,732
Separate and variable accounts                                 913,751          886,688
Deferred federal income taxes                                   56,357           41,158
Other assets                                                    72,990           47,061
                                                            ----------       ----------
    Total assets                                            $1,964,202       $1,964,639
                                                            ==========       ==========

LIABILITIES

Future policy benefit reserves and contractholder funds     $  666,698       $  671,027
Separate and variable accounts                                 883,802          856,867
Other liabilities                                               79,087           73,194
                                                            ----------       ----------
    Total liabilities                                        1,629,587        1,601,088
                                                            ----------       ----------

SHAREHOLDER'S EQUITY

Capital stock, par value $100; 100,000
  shares authorized, 30,000 issued and outstanding               3,000            3,000
Additional paid-in capital                                     167,314          167,314
Retained earnings                                              156,599          157,907
Unrealized investment gains, net of taxes                        7,702           35,330
                                                            ----------       ----------
    Total shareholder's equity                                 334,615          363,551
                                                            ----------       ----------

    Total liabilities and shareholder's equity              $1,964,202       $1,964,639
                                                            ==========       ==========


                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                 (in thousands)

                                                            Three Months Ended
                                                                  March 31,

                                                             1996         1995
                                                             ----         ----

Net cash provided by (used in) operating activities        $   9,305    $ (39,511)
                                                           ---------    ---------
Cash flows from investing activities
   Investment repayments
     Fixed maturities                                          8,190        1,747
     Mortgage loans                                            2,623        6,666
   Proceeds from sales of investments
     Fixed maturities                                        533,233       75,448
     Equity securities                                           205        1,925
     Mortgage loans                                               34          902
   Investments in
     Fixed maturities                                       (512,328)     (37,448)
     Equity securities                                             -          (65)
   Policy loans                                                 (908)           -
   Short-term securities (purchases) sales, net               (2,974)       9,363
   Other investments, net                                       (494)      (1,010)
   Securities transactions in course of settlement           (43,242)     (18,311)
                                                           ---------    ---------
     Net cash provided by (used in) investing activities     (15,661)      39,217
                                                           ---------    ---------
Cash flows from financing activities
   Contractholder fund deposits                               15,112            -
   Contractholder fund withdrawals                            (8,755)           -
                                                           ---------    ---------
     Net cash provided by financing activities                 6,357            -
                                                           ---------    ---------

Net increase (decrease) in cash                                    1         (294)

Cash at beginning of period                                        -          296
                                                           ---------    ---------
Cash at end of period                                      $       1    $       2
                                                           =========    =========
Supplemental disclosure of cash flow information
   Income taxes paid                                       $   1,713    $  34,474
                                                           =========    =========


                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               Notes to Condensed Financial Statements (Unaudited)

                                 March 31, 1996

1.   General

     The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company (an indirect, wholly owned subsidiary of Travelers Group Inc.), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. They reflect all adjustments (none of which were other than normal recurring adjustments) necessary, in the opinion of management, for a fair statement of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1995.

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

2.   Changes in Accounting Principles

     Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g. real estate held for sale) to be carried at the lower of cost or fair value less cost to sell, and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or liquidity.

3.   Commitments and Contingencies

     The Company is a defendant in various litigation matters. Although there can be no assurances, as of March 31, 1996, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

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

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Net loss for the three months ended March 31, 1996 was $1.3 million, compared to $.2 million for the same period in 1995. Excluding after-tax portfolio gains and losses, operating earnings increased from $3.5 million in the three months ended March 31, 1995 to $4.0 million in the three months ended March 31, 1996, reflecting improved investment portfolio performance.

Premiums and deposits amounted to $5.8 million for the three months ended March 31, 1996, a 25% decrease compared to the same period for 1995, reflecting a decline in structured settlement sales. (Deposits relate to separate account receipts, and are thus excluded from revenue).

Policyholder benefit reserves, contractholder funds and separate accounts aggregated $1.6 billion at March 31, 1996, up from $1.5 billion at March 31, 1995, primarily as a result of accumulated growth in the structured settlement separate account.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At March 31, 1996, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's parent in 1996, without prior approval of the Connecticut Insurance Department is $16 million.

ACCOUNTING STANDARDS NOT YET ADOPTED

Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), is effective for 1996 reporting. This statement addresses the accounting for the cost of stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The Company, along with affiliated companies, participates in stock option and other stock based incentive plans sponsored by its ultimate parent. The Company has selected the disclosure alternative that requires such pro forma disclosures to be included in annual financial statements.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
No.                        Description                             Filing Method
- ---                        -----------                             -------------

27                         Financial Data Schedule                 Electronic









(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE TRAVELERS LIFE AND ANNUITY COMPANY
                                       --------------------------------------
                                                    (Registrant)

Date  May 14, 1996                     /s/ Ian R. Stuart
      ------------                     -----------------------------------------

                                       Ian R. Stuart
                                       Chief Financial Officer