Form 10-Q
period 1996-06-30
TRAVELERS LIFE & ANNUITY CO
filed 1996-08-14
CIK 929498

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q

        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ---             THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ---             THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to __________

                         -------------------------------

                         Commission file number 33-58677

                         -------------------------------

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                    FORM 10-Q
                    For the Three Months Ended June 30, 1996

                                Table of Contents


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1. Financial Statements

Condensed Statement of Income and Retained Earnings for the Three and
Six Months Ended June 30, 1996 and 1995 (unaudited).....................       3

Condensed Balance Sheet as of June 30, 1996 (unaudited) and
December 31, 1995.......................................................       4

Condensed Statement of Cash Flows for the
Six Months Ended June 30, 1996 and 1995 (unaudited).....................       5

Notes to Condensed Financial Statements (unaudited).....................       6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.....................................       7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..............................       9


SIGNATURES..............................................................      10

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         CONDENSED STATEMENT OF INCOME AND RETAINED EARNINGS (Unaudited)
                                 (in thousands)



                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                             --------                       --------
                                                       1996            1995           1996            1995
                                                       ----            ----           ----            ----
REVENUES
Premiums                                             $  1,746        $    212       $  2,843        $    291
Net investment income                                  21,815          15,582         38,769          31,451
Realized investment gains (losses)                     (6,762)            944        (14,954)         (4,675)
Other revenues                                          3,428           4,058          6,036           7,749
                                                     --------        --------       --------        --------
                                                       20,227          20,796         32,694          34,816
                                                     --------        --------       --------        --------

BENEFITS AND EXPENSES

Current and future insurance benefits                  11,910          13,452         25,213          26,782
Operating expenses, including amortization
   of deferred acquisition costs and
   value of insurance in force                          1,089             980          2,286           1,967
                                                     --------        --------       --------        --------
                                                       12,999          14,432         27,499          28,749
                                                     --------        --------       --------        --------
Income from operations before
   federal income taxes                                 7,228           6,364          5,195           6,067

Federal income taxes                                    2,514           2,202          1,789           2,075
                                                     --------        --------       --------        --------

Net income                                              4,714           4,162          3,406           3,992
Retained earnings beginning of period                 156,599         128,820        157,907         128,990
                                                     --------        --------       --------        --------
Retained earnings end of period                      $161,313        $132,982       $161,313        $132,982
                                                     ========        ========       ========        ========




                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                             CONDENSED BALANCE SHEET
                                 (in thousands)



                                                               June 30,        December 31,
                                                                 1996              1995
                                                                 ----              ----
                                                              (Unaudited)
ASSETS

Investments, including real estate held for sale              $  932,076       $  989,732
Separate and variable accounts                                   969,871          886,688
Deferred federal income taxes                                     58,869           41,158
Other assets                                                      54,492           47,061
                                                              ----------       ----------
    Total assets                                              $2,015,308       $1,964,639
                                                              ==========       ==========

LIABILITIES

Future policy benefit reserves and contractholder funds       $  699,478       $  671,027
Separate and variable accounts                                   937,239          856,867
Other liabilities                                                 42,044           73,194
                                                              ----------       ----------
    Total liabilities                                          1,678,761        1,601,088
                                                              ----------       ----------

SHAREHOLDER'S EQUITY

Capital stock, par value $100; 100,000
    shares authorized, 30,000 issued and outstanding               3,000            3,000
Additional paid-in capital                                       167,314          167,314
Retained earnings                                                161,313          157,907
Unrealized investment gains, net of taxes                          4,920           35,330
                                                              ----------       ----------
    Total shareholder's equity                                   336,547          363,551
                                                              ----------       ----------

    Total liabilities and shareholder's equity                $2,015,308       $1,964,639
                                                              ==========       ==========




                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                 (in thousands)



                                                                    Six Months Ended
                                                                        June 30,
                                                                 1996             1995
                                                               ---------        --------
Net cash provided by (used in) operating activities            $  31,588        $(40,891)
                                                               ---------        --------

Cash flows from investing activities
   Investment repayments
     Fixed maturities                                             11,190           3,579
     Mortgage loans                                               11,553          10,234
   Proceeds from sales of investments
     Fixed maturities                                            750,933         124,442
     Equity securities                                             3,046           4,879
     Mortgage loans                                                   --           2,081
   Investments in
     Fixed maturities                                           (733,032)        (90,834)
     Equity securities                                                --             (71)
   Policy loans                                                   (1,184)             --
   Short-term securities (purchases) sales, net                  (32,481)        (11,100)
   Other investments, net                                         (3,607)         (2,824)
   Securities transactions in course of settlement               (51,840)            210
                                                               ---------        --------
     Net cash provided by (used in) investing activities         (45,422)         40,596
                                                               ---------        --------

Cash flows from financing activities
   Contractholder fund deposits                                   23,835              --
   Contractholder fund withdrawals                               (10,001)             --
                                                               ---------        --------
     Net cash provided by financing activities                    13,834              --
                                                               ---------        --------

Net increase (decrease) in cash                                       --            (295)

Cash at beginning of period                                           --             296
                                                               ---------        --------
Cash at end of period                                          $      --        $      1
                                                               =========        ========

Supplemental disclosure of cash flow information
   Income taxes paid                                           $     905        $ 37,510
                                                               =========        ========


                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

               Notes to Condensed Financial Statements (Unaudited)

                                  June 30, 1996

1.   General

     The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company (an indirect, wholly owned subsidiary of Travelers Group Inc.), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. They reflect all adjustments (none of which were other than normal recurring adjustments) necessary, in the opinion of management, for a fair statement of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2.   Changes in Accounting Principles

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g. real estate held for sale) to be carried at the lower of cost or fair value less cost to sell, and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or liquidity.

3.   Commitments and Contingencies

     The Company is a defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of June 30, 1996, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

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

The individual structured settlement contracts are purchased primarily by subsidiaries of Travelers/Aetna Property Casualty Corp., an affiliate, in connection with the settlement of certain of its policyholder obligations. All structured settlement contracts are issued through a separate account of the Company. Accordingly, the Company's other revenues include structured settlement policyholder revenues net of the related benefits and expenses.

In 1995, the Company commenced writing individual life and deferred annuity business in certain states and is in the process of obtaining further regulatory approvals to write these products in additional states.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Net income for the six months ended June 30, 1996 was $3.4 million, compared to net income of $4.0 million for the same period in 1995. Excluding after-tax portfolio losses, operating earnings increased from $7.0 million in the six months ended June 30, 1995 to $12.4 million in the six months ended June 30, 1996, reflecting improved investment portfolio performance.

The majority of the annuity business and a substantial portion of the life business written by the Company is accounted for as investment contracts, with the result that the premium deposits collected are not included in revenues.

Premiums and deposits amounted to $18.4 million for the six months ended June 30, 1996, a 4% decrease compared to the same period for 1995, reflecting a decline in structured settlement sales.

Policyholder benefit reserves, contractholder funds and separate accounts totaled $1.6 billion at June 30, 1996, up from $1.5 billion at June 30, 1995, primarily as a result of accumulated growth in the structured settlement separate account.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At June 30, 1996, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's parent in 1996, without prior approval of the Connecticut Insurance Department, is $16 million. The Company made no dividend payment during the six months ended June 30, 1996.

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

In June 1996, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 would be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently evaluating the impact of this statement.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
No.

               Description                                         Filing Method

3. Articles of Incorporation and By-laws

         a. Charter of the Company as amended on April 10, 1990, incorporated herein by reference to Exhibit 6(a) to the Registration Statement on Form N-4, File
            No. 33-58131, filed on March 17, 1995.

         b. By-laws of the Company as amended October 20, 1994, incorporated herein by reference to Exhibit 6(b) to the Registration Statement on Form N-4, File
            No. 33-58131, filed on March 17, 1995.

27. Financial Data Schedule                                           Electronic






(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE TRAVELERS LIFE AND ANNUITY COMPANY
                                         (Registrant)




Date     August 13, 1996    ----------------------------------------------------
                            Ian R. Stuart
                            Chief Financial Officer and Chief Accounting Officer
                            (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
  No.           Description                                        Filing Method

3.  Articles of Incorporation and By-laws

         a. Charter of the Company as amended on April 10, 1990, incorporated herein by reference to Exhibit 6(a) to the Registration Statement on Form N-4, File
             No. 33-58131, filed on March 17, 1995.

         b. By-laws of the Company as amended October 20, 1994, incorporated herein by reference to Exhibit 6(b) to the Registration Statement on Form N-4, File
             No. 33-58131, filed on March 17, 1995.

27.  Financial Data Schedule                                          Electronic