Form 10-Q
period 1996-09-30
TRAVELERS LIFE & ANNUITY CO
filed 1996-11-12
CIK 929498

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     -------------------------------------

                                    FORM 10-Q

     X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                   THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996

                                       OR

    ---          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________



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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                Table of Contents


PART I - FINANCIAL INFORMATION                                                             Page
Item 1. Financial Statements

Condensed Statement of Income and Retained Earnings for the Three and
Nine Months Ended September 30, 1996 and 1995 (unaudited).................................  3

Condensed Statement of Financial Position as of September 30, 1996 (unaudited) and
December 31, 1995.........................................................................  4

Condensed Statement of Cash Flows for the
Nine Months Ended September 30, 1996 and 1995 (unaudited).................................  5

Notes to Condensed Financial Statements (unaudited).......................................  6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.......................................................  7


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................................  9


SIGNATURES................................................................................  10

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         CONDENSED STATEMENT OF INCOME AND RETAINED EARNINGS (Unaudited)
                                 (in thousands)


                                                               Three Months Ended                Nine Months Ended
                                                                   September 30,                   September 30,
                                                            ----------------------------     ---------------------------
                                                               1996                1995          1996              1995
                                                               ----                ----          ----              ----
REVENUES

Premiums                                                    $     2,418       $    1,043     $     5,261    $     1,334
Net investment income                                            28,628           15,311          67,397         46,762
Realized investment gains (losses)                               (1,916)           7,006         (16,870)         2,331
Other revenues                                                    3,662            1,829           9,698          9,578
                                                            -----------       ----------       ---------     ----------
                                                                 32,792           25,189          65,486         60,005
                                                            -----------       ----------       ---------     ----------
BENEFITS AND EXPENSES

Current and future insurance benefits                            15,207           13,857          40,420         40,639
Operating expenses, including amortization
   of deferred acquisition costs and value
   of insurance in force                                          4,026            1,746           6,312          3,713
                                                            -----------       ----------       ---------     ----------
                                                                 19,233           15,603          46,732         44,352
                                                            -----------       ----------       ---------     ----------
Income from operations before
    federal income taxes                                         13,559            9,586          18,754         15,653

Federal income taxes                                              4,727            3,363           6,516          5,438
                                                            -----------       ----------       ---------     ----------
Net income                                                        8,832            6,223          12,238         10,215
Retained earnings beginning of period                           161,313          132,982         157,907        128,990
                                                            -----------       ----------       ---------     ----------
Retained earnings end of period                             $   170,145       $  139,205     $   170,145    $   139,205
                                                            ===========       ==========     ===========    ===========

                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (in thousands)


                                                                                September 30,          December 31,
                                                                                     1996                  1995
                                                                                -------------        --------------
                                                                                 (Unaudited)

ASSETS

Investments, including real estate held for sale                                $     968,021        $      989,732
Separate and variable accounts                                                      1,072,579               886,688
Deferred federal income taxes                                                          71,282                41,158
Other assets                                                                           60,563                47,061
                                                                                -------------        --------------
    Total assets                                                                $   2,172,445        $    1,964,639
                                                                                =============        ==============
LIABILITIES

Future policy benefit reserves and contractholder funds                         $     726,788        $      682,974
Separate and variable accounts                                                      1,038,668               856,867
Other liabilities                                                                      57,787                61,247
                                                                                -------------        --------------
    Total liabilities                                                               1,823,243             1,601,088
                                                                                -------------        --------------
SHAREHOLDER'S EQUITY

Capital stock, par value $100; 100,000
    shares authorized, 30,000 issued and outstanding                                    3,000                 3,000
Additional paid-in capital                                                            167,314               167,314
Retained earnings                                                                     170,145               157,907
Unrealized investment gains, net of taxes                                               8,743                35,330
                                                                                -------------        --------------
    Total shareholder's equity                                                        349,202               363,551
                                                                                -------------        --------------
    Total liabilities and shareholder's equity                                  $   2,172,445        $    1,964,639
                                                                                =============        ==============

                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                 (in thousands)



                                                                            Nine Months Ended
                                                                               September 30,

                                                                           1996           1995
                                                                           ----            ----
Net cash provided by (used in) operating activities                     $  15,889       $ (54,523)
                                                                        ---------       ---------
Cash flows from investing activities
   Investment repayments
     Fixed maturities                                                      13,330           6,961
     Mortgage loans                                                        16,140          14,793
   Proceeds from sales of investments
     Fixed maturities                                                     896,127         274,469
     Equity securities                                                      3,269          10,266
     Mortgage loans                                                        18,737           2,497
   Investments in
     Fixed maturities                                                    (884,000)       (250,182)
     Equity securities                                                     (3,985)            (71)
     Mortgage loans                                                        (7,576)              -
   Policy loans                                                            (1,550)              -
   Short-term securities (purchases) sales, net                           (66,490)        (26,438)
   Other investments, net                                                   1,403          (1,582)
   Securities transactions in course of settlement                        (24,090)         23,514
                                                                        ----------      ---------
     Net cash provided by (used in) investing activities                  (38,685)         54,227
                                                                        ----------      ---------
Cash flows from financing activities
   Contractholder fund deposits                                            40,246               -
   Contractholder fund withdrawals                                        (17,449)              -
                                                                        ----------      ---------
     Net cash provided by financing activities                             22,797               -
                                                                        ---------       ---------
Net increase (decrease) in cash                                                 1            (296)

Cash at beginning of period                                                     -             296
                                                                        ---------       ---------
Cash at end of period                                                   $       1       $       -
                                                                        ---------       ---------
Supplemental disclosure of cash flow information
   Income taxes paid                                                    $  15,970       $  34,726
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

2.   Changes in Accounting Principles

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed (e.g., real estate held for sale) be carried at the lower of cost or fair value less cost to sell, and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or liquidity.

3.   Commitments and Contingencies

     The Company is a defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of September 30, 1996, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not likely have a material adverse effect on its results of operations, financial condition or liquidity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

The Travelers Life and Annuity Company (the Company) offers individual life insurance and fixed and variable deferred annuities to individuals and small businesses. It also provides single premium group annuity contracts and individual structured settlement annuities.

The Company commenced writing individual life and deferred annuity business in the fourth quarter of 1995. These products are marketed primarily through the Financial Consultants of Smith Barney Inc., an affiliate of the Company and a core group of approximately 500 independent agencies. The majority of the annuity business and a substantial portion of the individual life business written by the Company is accounted for as investment contracts, with the result that the amounts collected from contractholders are not included in revenues.

The individual structured settlement contracts are purchased primarily by subsidiaries of Travelers/Aetna Property Casualty Corp., an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations. All structured settlement contracts are issued through a separate account of the Company. Accordingly, the Company's other revenues include structured settlement policyholder revenues net of the related benefits and expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net income for the nine months ended September 30, 1996 was $12.2 million, compared to net income of $10.2 million for the comparable period in 1995. Excluding after-tax portfolio gains and losses, operating earnings increased from $8.7 million in the nine months ended September 30, 1995 to $23.2 million in the nine months ended September 30, 1996, primarily resulting from improved investment portfolio performance.

Premiums and deposits amounted to $269.3 million and $35.8 million for the nine months ended September 30, 1996 and 1995, respectively. Sales of Vintage(R), the variable annuity product distributed exclusively by Financial Consultants of Smith Barney Inc., an affiliate of the Company, accounted for the significant increase in production from the comparable period in 1995.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $1.7 billion at September 30, 1996, up from $1.5 billion at September 30, 1995, as a result of accumulated growth in the structured settlement separate account and growth in the individual life and deferred annuity business which commenced in 1995.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At September 30, 1996, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's parent in 1996, without prior approval of the Connecticut Insurance Department, is $16 million. The Company made no dividend payment during the nine months ended September 30, 1996.

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

In June 1996, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 would be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively; however, the FASB has announced its intention to delay until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The Company is currently evaluating the impact of this statement.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
No.
                      Description                                                            Filing Method
3.   Articles of Incorporation and By-laws

         a.   Charter of the Company, as amended on April 10, 1990, incorporated herein by reference to Exhibit 6(a) to the Registration Statement on Form N-4, File
              No. 33-58131, filed on March 17, 1995.

         b.   By-laws of the Company, as amended October 20, 1994, incorporated herein by reference to Exhibit 6(b) to the Registration Statement on Form N-4, File
              No. 33-58131, filed on March 17, 1995.

27.      Financial Data Schedule                                                             Electronic






(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  THE TRAVELERS LIFE AND ANNUITY COMPANY
                                               (Registrant)


Date November 12, 1996            /s/ Ian R. Stuart
    ------------------            -----------------

                                  Ian R. Stuart
                                  Chief Financial Officer and Chief Accounting
                                      Officer
                                  (Principal Financial Officer)

                                                   EXHIBIT INDEX
Exhibit
No.
                      Description                                                            Filing Method
3.   Articles of Incorporation and By-laws

         a.   Charter of the Company, as amended on April 10, 1990, incorporated herein by reference to Exhibit 6(a) to the Registration Statement on Form N-4, File
              No. 33-58131, filed on March 17, 1995.

         b.   By-laws of the Company, as amended October 20, 1994, incorporated herein by reference to Exhibit 6(b) to the Registration Statement on Form N-4, File
              No. 33-58131, filed on March 17, 1995.

27.      Financial Data Schedule                                                             Electronic