Form 10-K405
period 1996-12-31
TRAVELERS LIFE & ANNUITY CO
filed 1997-03-26
CIK 929498

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .....................to.......................


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
                                     Yes   X             No
                                         -----              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of the date hereof there were outstanding 30,000 shares of common stock, par value $100, of the registrant, all of which were owned by The Travelers Insurance Company, an indirect wholly owned subsidiary of Travelers Group Inc.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1996

                                Table of Contents


Form 10-K
Item Number                         PART I                                     Page
-----------                         ------                                     ----
1.       Business...............................................................1

2.       Properties.............................................................3

3.       Legal Proceedings......................................................3

4.       Submission of Matters to a Vote of Security Holders....................3

                                     PART II

5.       Market for Registrant's Common Equity and Related
         Stockholder Matters....................................................3

6.       Selected Financial Data................................................3

7.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................4

8.       Financial Statements and Supplementary Data............................7

9.       Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...................................................31

                                    PART III

10.      Directors and Executive Officers of the Registrant.....................31

11.      Executive Compensation.................................................31

12.      Security Ownership of Certain Beneficial Owners and Management ....... 31

13.      Certain Relationships and Related Transactions.........................31

                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..... 32

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1996

                                     PART I

Item 1.  Business.
                                     GENERAL

The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), which is an indirect wholly owned subsidiary of Travelers Group Inc. (Travelers Group), a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services; (iii) Property & Casualty Insurance Services; and (iv) Life Insurance Services through (TIC and its subsidiaries). The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries. The Company is a stock insurance company chartered in 1973 in the State of Connecticut and has been continuously engaged in the insurance business since that time. The Company is licensed to conduct life and annuity insurance business in a majority of the states of the United States, and intends to seek licensure in the remaining states, except New York.

The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. It also provides single premium group annuity close-out contracts and individual structured settlement annuities.

The Company commenced writing individual life and deferred annuity business in 1995. These products are marketed primarily through the Financial Consultants of Smith Barney Inc., an affiliate of the Company, and a core group of approximately 500 independent agencies. The majority of the annuity business and a substantial portion of the individual life business written by the Company is accounted for as investment contracts, with the result that the amounts collected from contractholders are not included in revenues.

The single premium group annuity contracts are typically purchased by employer-sponsored pension plans upon termination of the plan, asset reversion or other significant plan changes. As a result, sales activity can vary significantly from period to period.

The individual structured settlement contracts are purchased by an affiliate, Travelers Property Casualty Corp. (TAP), formerly Travelers/Aetna Property Casualty Corp., in connection with the settlement of certain of their policyholder obligations. All structured settlement contracts are issued through a separate account of the Company. Accordingly, the Company's other revenues include structured settlement policyholder revenues net of the related benefits and expenses.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1996

The formula for life insurers calculates baseline life risk-based capital (LRBC) as a mathematical combination of amounts for the following four categories of risk: asset risk (i.e., the risk of asset default), insurance risk (i.e., the risk of adverse mortality and morbidity experience), interest rate risk (i.e., the risk of loss due to changes in interest rates) and business risk (i.e., normal business and management risk). Fifty percent of the baseline LRBC calculation is defined as Authorized Control Level RBC. The insurer's ratio of adjusted capital to Authorized Control Level RBC (the RBC ratio) can then be calculated from data contained in the annual statement. Adjusted capital is defined as the sum of statutory capital, statutory surplus, asset valuation reserve and one-half of the policyholder dividend liability.

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

At December 31, 1996, the Company had adjusted capital in excess of amounts requiring any Company or regulatory action at any of the four levels.

The Company is domiciled in the State of Connecticut. Connecticut law requires notice to and prior approval by the Connecticut Insurance Department for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. Dividend payments from the Company to its parent are limited to $14.8 million in 1997 without prior approval of the Connecticut Insurance Department.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1996

Item 2.  Properties.

The Company's executive offices are located in Hartford, Connecticut. TIC owns buildings containing approximately 1.5 million square feet of office space located in Hartford, Connecticut serving as the home office for the Company, TIC and TAP.

Management believes that these facilities are suitable and adequate for the Company's current needs. The Company reimburses TIC for use of this space on a cost allocation method based generally on estimated usage by department.

The foregoing discussion does not include information on investment properties.

Item 3.  Legal Proceedings.

The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1996, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company has 100,000 authorized shares of common stock, of which 30,000 are issued and outstanding as of December 31, 1996. All shares are held by TIC, and there exists no established public trading market for the common equity of the Company. The Company paid a dividend of $16 million to TIC in 1996, no dividend was paid in 1995. See Note 5 of Notes to Financial Statements for dividend restrictions.

Item 6.  Selected Financial Data.

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1996


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction I(2)(a) of Form 10-K.

                              RESULTS OF OPERATIONS

For the year ended December 31,            1996          1995
-------------------------------            ----          ----
(in millions)
Revenues (1)                              $ 105.0       $ 102.0
                                          =======       =======

Net income (2)                            $  25.8       $  28.9
                                          =======       =======

(1) Revenues include pre-tax realized gains (losses) of ($9.6) million and $18.7 million in 1996 and 1995, respectively.

(2) Net income includes after-tax realized gains (losses) of ($6.2) million and $12.2 million in 1996 and 1995, respectively.

The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. It also provides single premium group annuity close-out contracts and individual structured settlement annuities.

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

The individual structured settlement contracts are purchased by TAP, in connection with the settlement of certain of their policyholder obligations. All structured settlement contracts are issued through a separate account of the Company. Accordingly, the Company's other revenues include structured settlement policyholder revenues net of the related benefits and expenses.

RESULTS OF OPERATIONS:

Net income for 1996 was $25.8 million, compared to $28.9 million for 1995. Excluding net realized investment gains and losses, operating earnings increased from $16.7 million in 1995 to $32.0 million in 1996. This increase was primarily driven by an increase in investment income reflective of the timing of limited partnership activity, partially offset by increased expenses related to increased volume of sales.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1996

PREMIUMS AND DEPOSITS:                                            1996            1995
                                                                 -----           -----
(in thousands)
       Deferred annuities                                     $302,001         $28,512
       Structured settlements                                   36,907          36,609
       Universal life                                           28,504           2,304
       Traditional life                                          7,248           2,207
       Single premium group close-out                            2,109             445
                                                              --------         -------
                                                              $376,769         $70,077
                                                              ========         =======


The increase in deferred annuity deposits is attributable to sales of Vintage(R), the variable annuity product distributed exclusively by Financial Consultants of Smith Barney Inc., an affiliate of the Company. The growth in universal life reflects the selling initiative begun in the fourth quarter of 1995.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $1.842 billion at December 31, 1996, up from $1.540 billion at December 31, 1995, primarily as a result of growth in the individual life and deferred annuity business which commenced in 1995.

OUTLOOK

The Company should benefit from growth in the aging population who are becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. The Company is well-positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and competitive life and annuity products sold through established distribution channels.

However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Deregulation of the banking industry, including reform of restrictions on entry into the insurance business, will likely accelerate this trend. Also, the annuities business is interest sensitive, and swings in interest rates could influence sales and retention of in-force policies. In order to strengthen its competitive position, the Company expects to maintain a current product portfolio, further diversify its distribution channels, and retain its healthy financial position through strong sales growth and maintenance of an efficient cost structure.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1996


FUTURE APPLICATION OF ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the FASB issued FAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. The adoption of the provisions of this statement effective January 1, 1997 will not have a material impact on results of operations, financial condition or liquidity and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


Item 8. Financial Statements and Supplementary Data

                         Index to Financial Statements


                                                                    Page
Independent Auditors' Report                                         8

Financial Statements:

  Statements of Income and Retained Earnings for the
    years ended December 31, 1996, 1995 and 1994                     9

  Balance Sheets - December 31, 1996 and 1995                       10

  Statements of Cash Flows for the
    years ended December 31, 1996, 1995 and 1994                    11

  Notes to Financial Statements                                  12-30

                          Independent Auditors' Report



The Board of Directors and Shareholder
The Travelers Life and Annuity Company:


We have audited the accompanying balance sheets of The Travelers Life and Annuity Company as of December 31, 1996 and 1995, and the related statements of income and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Life and Annuity Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                            /s/ KPMG Peat Marwick LLP
Hartford, Connecticut
January 17, 1997

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS


(for the year ended December 31, in thousands)                           1996          1995           1994
----------------------------------------------------------------------------------------------------------
REVENUES
Premiums                                                             $  9,357      $  2,652       $  3,498
Net investment income                                                  89,040        63,209         66,093
Realized investment gains (losses)                                     (9,613)       18,713         (2,074)
Other                                                                  16,223        17,466         18,702
----------------------------------------------------------------------------------------------------------
         Total revenues                                               105,007       102,040         86,219
----------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                  56,448        52,390         55,596
Amortization of deferred acquisition costs
  and value of insurance in force                                       3,286         1,563              -
Other operating expenses                                                5,691         4,651          2,758
----------------------------------------------------------------------------------------------------------
         Total benefits and expenses                                   65,425        58,604         58,354
----------------------------------------------------------------------------------------------------------

Income before federal income taxes                                     39,582        43,436         27,865
----------------------------------------------------------------------------------------------------------

Federal income taxes:
  Current                                                              29,456         2,555          4,742
  Deferred expense (benefit)                                          (15,665)       11,964          4,798
----------------------------------------------------------------------------------------------------------
         Total federal income taxes                                    13,791        14,519          9,540
----------------------------------------------------------------------------------------------------------
Net income                                                             25,791        28,917         18,325
Retained earnings beginning of year                                   157,907       128,990        110,665
Dividends to parent                                                    16,000             -              -
----------------------------------------------------------------------------------------------------------
Retained earnings end of year                                        $167,698      $157,907       $128,990
----------------------------------------------------------------------------------------------------------

                       See notes to financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                 BALANCE SHEETS


(at December 31, in thousands)                                                              1996             1995
-----------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value
  (cost,  $672,173; $678,293)                                                         $  694,535       $  724,639
Equity securities, at fair value (cost, $6,654; $9,453)                                    9,554           13,099
Mortgage loans                                                                            90,542          125,813
Real estate held for sale, net of accumulated depreciation of $0; $524                    10,111            8,995
Policy loans                                                                               1,750                -
Short-term securities                                                                     70,755           51,381
Other investments                                                                         69,754           65,805
-----------------------------------------------------------------------------------------------------------------
         Total investments                                                               947,001          989,732
-----------------------------------------------------------------------------------------------------------------
Separate accounts                                                                      1,187,812          886,688
Deferred acquisition costs and value of insurance in force                                40,027           22,560
Deferred federal income taxes                                                             57,616           41,158
Other assets                                                                              21,827           24,501
-----------------------------------------------------------------------------------------------------------------
         Total assets                                                                 $2,254,283       $1,964,639
-----------------------------------------------------------------------------------------------------------------

LIABILITIES
Future policy benefits                                                                $  654,534       $  671,027
Contractholder funds                                                                      86,097           11,947
Separate accounts                                                                      1,124,605          856,867
Other liabilities                                                                         17,179           61,247
-----------------------------------------------------------------------------------------------------------------
         Total liabilities                                                             1,882,415        1,601,088
-----------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000
  shares authorized, 30,000 issued and outstanding                                         3,000            3,000
Additional paid-in capital                                                               167,314          167,314
Retained earnings                                                                        167,698          157,907
Unrealized investment gains, net of taxes                                                 33,856           35,330
-----------------------------------------------------------------------------------------------------------------
         Total shareholder's equity                                                      371,868          363,551
-----------------------------------------------------------------------------------------------------------------

         Total liabilities and shareholder's equity                                   $2,254,283       $1,964,639
-----------------------------------------------------------------------------------------------------------------

                       See notes to financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash


(for the year ended December 31, in thousands)                            1996           1995            1994
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Premiums collected                                                 $   6,472      $   1,950       $   3,498
  Net investment income received                                        71,083         66,219          57,240
  Benefits and claims paid                                             (70,331)       (71,710)        (72,298)
  Interest credited to contractholders                                    (813)             -               -
  Operating expenses paid                                               (5,482)        (3,013)         (4,400)
  Income taxes refunded (paid)                                         (23,931)       (35,305)          1,030
  Other                                                                 (6,857)        (6,772)         22,507
-------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities              (29,859)       (48,631)          7,577
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investments
    Fixed maturities                                                    20,301         11,752          29,043
    Mortgage loans                                                      37,789         24,137          60,260
  Proceeds from sales of investments
    Fixed maturities                                                   978,970        459,971          41,671
    Equity securities                                                   12,818         11,823           9,373
    Mortgage loans                                                      22,437          7,013          23,327
    Real estate held for sale                                                -              -          34,181
  Purchases of investments
    Fixed maturities                                                  (994,443)      (515,098)       (204,412)
    Equity securities                                                   (5,412)          (156)           (375)
    Mortgage loans                                                     (21,450)        (4,890)         (5,607)
    Policy loans                                                        (1,750)             -               -
  Short-term securities, (purchases) sales, net                        (19,688)        (5,051)         (1,146)
  Other investments, (purchases) sales, net                             (6,160)         9,274             682
  Securities transactions in course of settlement                      (51,703)        45,727           5,722
-------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities              (28,291)        44,502          (7,281)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contractholder fund deposits                                          96,490          5,707               -
  Contractholder fund withdrawals                                      (22,340)        (1,874)              -
  Dividends to parent company                                          (16,000)             -               -
-------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                         58,150          3,833               -
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                      $       -      $    (296)      $     296
-------------------------------------------------------------------------------------------------------------
Cash at December 31                                                  $       -      $       -       $     296
-------------------------------------------------------------------------------------------------------------

                       See notes to financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS



1.     NATURE OF OPERATIONS

       The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), which is a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI), which is an indirect wholly owned subsidiary of Travelers Group Inc. (Travelers Group), a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services; (iii) Property & Casualty Insurance Services; and (iv) Life Insurance Services (through TIC and its subsidiaries). The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries.

       The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. It also provides single premium group annuity close-out contracts and individual structured settlement annuities.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Significant accounting policies used in the preparation of the accompanying financial statements follow.

       Basis of presentation

       The financial statements and accompanying footnotes of the Company are prepared in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

       Certain prior year amounts have been reclassified to conform with the 1996 presentation.

       Investments

       Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities are valued based upon quoted market prices, or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Fixed maturities are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to shareholder's equity.

       Equity securities, which include common and nonredeemable preferred stocks, are classified as "available for sale" and are carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the higher returns required in the current real estate financing market. Impaired loans were insignificant at December 31, 1996 and 1995.

       Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Fair value of foreclosed properties is established at the time of foreclosure by internal analysis or external appraisers, using discounted cash flow analyses and other acceptable techniques. Thereafter, an allowance for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. There was no such allowance at December 31, 1996 and 1995.

       Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost which approximates market.

       Accrual of income, included in other assets, is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received.

       Investment Gains and Losses

       Realized investment gains and losses are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date. Also included are gains and losses arising from the remeasurement of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company.

       Policy Loans

       Policy loans are carried at the amount of the unpaid balances that are not in excess of the net cash surrender values of the related insurance policies. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

       Separate Accounts

       Separate account liabilities primarily represent structured settlement annuity obligations, which provide guaranteed levels of return or benefits to contractholders. The separate account assets supporting these obligations, which are legally segregated and are not subject to claims that arise out of any other business of the Company, are primarily carried at fair value. Earnings on structured settlement contracts, generally net investment income less policyholder benefits and operating expenses, are included in other revenues.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       In addition, the Company has other separate accounts, representing funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. Each of these accounts have specific investment objectives. The assets and liabilities of these accounts are carried at fair value, and amounts assessed to the contractholders for management services are included in revenues. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses.

       Deferred Acquisition Costs and Value of Insurance In Force

       Costs of acquiring individual life insurance and annuity business, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance are amortized in relation to anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level yield method. A 10- to 25-year amortization period is used for life insurance, and a 10- to 20-year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any are charged to income.

       The value of insurance in force represents the actuarially determined present value of anticipated profits to be realized from annuities contracts at the date of acquisition using the same assumptions that were used for computing related liabilities where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at an interest rate of 16% for the business acquired. The value of the business in force is amortized using current interest crediting rates to accrete interest and amortized employing a level yield method. The value of insurance in force is reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any are charged to income.

       Future Policy Benefits

       Benefit reserves represent liabilities for future insurance policy benefits. Benefit reserves for life insurance and annuity policies have been computed based upon mortality, morbidity, persistency and interest assumptions applicable to these coverages, which range from 4.5% to 7.5%, including a provision for adverse deviation. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue and duration.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Contractholder Funds

       Contractholder funds represent receipts from the issuance of universal life and certain individual annuity contracts. Contractholder Fund balances are increased by such receipts and credited interest and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Interest rates credited to contractholder funds range from 3.9% to 7.0%.

       Permitted Statutory Accounting Practices

       The Company, domiciled in the State of Connecticut, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the State of Connecticut Insurance Department. Prescribed statutory accounting practices include certain publications of the National Association of Insurance Commissioners as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The impact of any permitted accounting practices on the statutory surplus of the Company is not material.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Future Application of Accounting Standards

       In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the FASB issued FAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. The adoption of the provisions of this statement effective January 1, 1997 will not have a material impact on results of operations, financial condition or liquidity and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

3.     CHANGES IN ACCOUNTING PRINCIPLES

       Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

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

       Accounting for Stock-Based Compensation

       The Company participates in a stock option plan sponsored by Travelers Group that provides for the granting of stock options in Travelers Group common stock to officers and key employees. The Company applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for stock options. Since stock options are issued at fair market value on the date of award, no compensation cost has been recognized for these awards. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement provides an alternative to APB 25 whereby fair values may be ascribed to options using a valuation model and amortized to compensation cost over the vesting period of the options. Had the Company applied FAS 123 in accounting for stock options, net income would have been reduced by an insignificant amount in 1996 and 1995.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued




3.     CHANGES IN ACCOUNTING PRINCIPLES, Continued

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

       Life insurance in force ceded to TIC at December 31, 1996 and 1995 was $90.7 million and $97.7 million, respectively. At December 31, 1996 and 1995, $2.2 billion and $601.2 million, respectively, was ceded to non-affiliates.

5.     SHAREHOLDER'S EQUITY

       Unrealized Investment Gains (Losses)

       An analysis of the change in unrealized gains and losses on investments is shown in Note 12.

       Shareholder's Equity and Dividend Availability

       The Company's statutory net income was $17.9 million, $23.0 million and $5.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

       Statutory capital and surplus was $254.1 million and $257.8 million at December 31, 1996 and 1995, respectively.

       The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $14.8 million is available in 1997 for dividend payments by the Company without prior approval of the Connecticut Insurance Department.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



6.     DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company does not hold or issue derivative instruments for trading purposes. The carrying value of derivative instruments was not significant at December 31, 1996 and 1995.

       Fair Value of Certain Financial Instruments

       The Company uses various financial instruments in the normal course of its business. Fair values of financial instruments which are considered insurance contracts are not required to be disclosed and are not included in the amounts discussed.

       At December 31, 1996, investments in fixed maturities had a carrying value and a fair value of $694.5 million, compared with a carrying value and a fair value of $724.6 million at December 31, 1995. See Note 12.

       At December 31, 1996 and 1995, mortgage loans had a carrying value of $90.5 million and $125.8 million, respectively, which approximates fair value. In estimating fair value, the Company used interest rates reflecting the higher returns required in the current real estate financing market.

       The carrying values of $2.1 million and $1.9 million of financial instruments classified as other assets approximated their fair values at December 31, 1996 and 1995, respectively. The carrying values of $13.3 million and $55.3 million of financial instruments classified as other liabilities also approximated their fair values at December 31, 1996 and 1995, respectively. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

       The assets of separate accounts providing a guaranteed return had a carrying value and a fair value of $896.9 million and $901.0 million, respectively, at December 31, 1996, compared to a carrying value and a fair value of $869.1 million and $923.0 million, respectively, at December 31, 1995. The liabilities of separate accounts providing a guaranteed return had a carrying value and a fair value of $808.7 million and $695.3 million, respectively, at December 31, 1996, compared to a carrying value and a fair value of $839.1 million and $766.3 million, respectively, at December 31, 1995.

       The carrying values of short-term securities and policy loans approximated their fair values.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



7.     COMMITMENTS AND CONTINGENCIES

       Financial Instruments with Off-Balance Sheet Risk

       The Company has, in the normal course of business, provided fixed rate loan commitments and commitments to partnerships.

       The off-balance sheet risks of fixed rate loan commitments, commitments to partnerships and forward contracts were not significant at December 31, 1996 and 1995.

       Litigation

       The Company is a defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1996, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

8.     BENEFIT PLANS

       Pension Plans

       The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by Travelers Group covering the majority of Travelers Group's U.S. employees. Benefits for the qualified plan are based on an account balance formula. Under this formula, each employee's accrued benefit can be expressed as an account that is credited with amounts based upon the employee's pay, length of service and a specified interest rate, all subject to a minimum benefit level. This plan is funded in accordance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

       The Company also participates in a nonqualified, noncontributory defined benefit pension plan sponsored by an affiliate covering the majority of the Company's U.S. employees. Contributions are based on benefits paid.

       The Company's share of net pension expense was not significant for 1996, 1995 or 1994.

       Other Benefit Plans

       In addition to pension benefits, the Company provides certain health care and life insurance benefits for retired employees through a plan sponsored by TIGI. Retirees may elect certain prepaid health care benefit plans. Life insurance benefits are generally set at a fixed amount. Beginning January 1, 1996, these plans were amended to restrict benefit eligibility to retirees and certain retiree-eligible employees. The cost recognized by the Company for these benefits represents its allocated share of the total costs of the plan, net of retiree contributions. The Company's share of the total cost of the plan for 1996, 1995 and 1994 was not significant.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



8.     BENEFIT PLANS, Continued

       Savings, Investment and Stock Ownership Plan

       Under the savings, investment and stock ownership plan available to substantially all employees of TIGI, the Company matches a portion of employee contributions. Effective April 1, 1993, the match decreased from 100% to 50% of an employee's first 5% contribution and a variable match based on the profitability of TIGI and its subsidiaries was added through December 31, 1995. Effective January 1, 1996, the match remained at 50% of an employee's first 5% contribution with a maximum of $1,000. Effective January 1, 1997, employee contributions will be matched with Travelers Group stock options. The Company's expense was not significant for 1996, 1995 or 1994.

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

       TIGI and its subsidiaries maintain a short-term investment pool in which the Company participates. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 1996 and 1995, the pool totaled approximately $2.9 billion and $2.2 billion, respectively. The Company's share of the pool amounted to $68.2 million and $49.5 million at December 31, 1996 and 1995, respectively, and is included in short-term securities in the balance sheet.

       The Company's TTM Modified Guaranteed Annuity Contracts are subject to a limited guarantee agreement by TIC in a principal amount of up to $250 million. TIC's obligation is to pay in full to any owner or beneficiary of the TTM Modified Guaranteed Annuity Contracts principal and interest as and when due under the annuity contract to the extent that the Company fails to make such payment. In addition, TIC guarantees that the Company will maintain a minimum statutory capital and surplus level.

       The Company sells structured settlement annuities to an affiliate, Travelers Property Casualty Corp., (TAP), formerly Travelers/Aetna Property Casualty Corp. Such deposits were $36.9 million, $36.6 million and $37.6 million for 1996, 1995 and 1994, respectively.

       The Company began marketing variable annuity products through its affiliate, Smith Barney, Inc., in 1995. Deposits related to these products were $300.0 million and $20.5 million in 1996 and 1995, respectively.

       Most leasing functions for TIGI and its subsidiaries are handled by TAP. Rent expense related to these leases are shared by the companies on a cost allocation method based generally on estimated usage by department. The company's rent expense was insignificant in 1996, 1995 and 1994.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



10.    FEDERAL INCOME TAXES


       (in thousands)                                      1996           1995                1994
       --------------------------------------------------------------------------------------------
       Effective tax rate

       Income before federal income taxes              $ 39,582        $43,436             $27,865
       Statutory tax rate                                    35%            35%                 35%
       -------------------------------------------------------------------------------------------

       Expected federal income taxes                   $ 13,854        $15,203             $ 9,753
       Tax effect of:
          Nontaxable investment income                      (15)           (13)                (90)
          Adjustments to benefit and other reserves           -              -                (117)
          Other, net                                        (48)          (671)                 (6)
       --------------------------------------------------------------------------------------------
       Federal income taxes                            $ 13,791        $14,519             $ 9,540
       --------------------------------------------------------------------------------------------

       Effective tax rate                                    35%            33%                 34%
       -------------------------------------------------------------------------------------------

       Composition of federal income taxes

       Current:
          United States                                $ 29,435        $ 2,555             $ 4,742
          Foreign                                            21              -                   -
       --------------------------------------------------------------------------------------------
       Total                                             29,456          2,555                4,742
       --------------------------------------------------------------------------------------------

       Deferred:
          United States                                 (15,665)        11,964                4,798
       --------------------------------------------------------------------------------------------
       Federal income taxes                            $ 13,791        $14,519             $  9,540
       --------------------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



10.    FEDERAL INCOME TAXES, Continued

       The net deferred tax assets at December 31, 1996 and 1995 were comprised of the tax effects of temporary differences related to the following assets and liabilities:


       (in thousands)                                                           1996         1995
       ------------------------------------------------------------------------------------------
       Deferred tax assets:
         Benefit, reinsurance and other reserves                             $79,484    $  67,104
         Other                                                                 3,043        2,570
       ------------------------------------------------------------------------------------------
           Total                                                              82,527       69,674
       ------------------------------------------------------------------------------------------

       Deferred tax liabilities:
         Investments, Net                                                     12,113       19,625
         Deferred acquisition costs and
           value of insurance in force                                        10,066        6,285
         Other                                                                   662          536
       ------------------------------------------------------------------------------------------
          Total                                                               22,841       26,446
       ------------------------------------------------------------------------------------------

       Net deferred tax asset before valuation allowance                      59,686       43,228
       Valuation allowance for deferred tax assets                            (2,070)      (2,070)
       ------------------------------------------------------------------------------------------

       Net deferred tax asset after valuation allowance                      $57,616      $41,158
       ------------------------------------------------------------------------------------------

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

       A net deferred tax asset valuation allowance of $2.1 million has been established to reduce the deferred tax asset on investment losses to the amount that, based upon available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future capital gains in the Company's consolidated life insurance company federal income tax return through 1998, and the consolidated federal income tax return of Travelers Group commencing in 1999, or a change in circumstances which causes the recognition of the benefits to become more likely than not. There was no change in the valuation allowance during 1996. The initial recognition of any benefit provided by the reversal of the valuation allowance will be recognized by reducing goodwill.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



10.    FEDERAL INCOME TAXES, Continued

       In management's judgment, the $57.6 million "net deferred tax asset after valuation allowance" as of December 31, 1996, is fully recoverable against expected future years' taxable ordinary income and capital gains. At December 31, 1996, the Company has no ordinary or capital loss carryforwards.

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

11.    NET INVESTMENT INCOME

       (For the year ended December 31, in thousands)          1996         1995          1994
       ---------------------------------------------------------------------------------------
       Gross investment income

       Fixed maturities                                     $54,029      $49,486       $44,354
       Equity securities                                        411          497           827
       Mortgage loans                                        15,491       11,644        17,178
       Real estate held for sale                              3,480        2,476         6,299
       Other                                                 19,770        2,552         4,480
       ---------------------------------------------------------------------------------------
                                                             93,181       66,655        73,138
       ---------------------------------------------------------------------------------------

       Investment expenses                                    4,141        3,446         7,045
       ---------------------------------------------------------------------------------------
       Net investment income                                $89,040      $63,209       $66,093
       ---------------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



12.    INVESTMENTS AND INVESTMENT GAINS (LOSSES)

       Realized investment gains (losses) for the periods were as follows:


       (For the year ended December 31, in thousands)            1996         1995          1994
       -----------------------------------------------------------------------------------------
       Realized

       Fixed maturities                                      $(11,491)     $(4,240)      $  (908)
       Equity securities                                        4,613        6,138         1,675
       Mortgage loans                                           1,979          725            36
       Real estate held for sale                                  (73)         (35)            -
       Other                                                   (4,641)      16,125        (2,877)
       -----------------------------------------------------------------------------------------
       Realized investment gains (losses)                    $ (9,613)     $18,713       $(2,074)
       -----------------------------------------------------------------------------------------


       Changes in net unrealized investment gains (losses) that are included as a separate component of shareholder's equity were as follows:


       (For the year ended December 31, in thousands)           1996          1995           1994
       ------------------------------------------------------------------------------------------
       Unrealized
       Fixed maturities                                     $(23,953)     $111,551       $(65,205)
       Equity securities                                        (746)        1,834            (27)
       Other                                                  22,431         4,390            (28)
       ------------------------------------------------------------------------------------------
                                                              (2,268)      117,775        (65,260)
       Related taxes                                            (794)       41,221        (22,841)
       ------------------------------------------------------------------------------------------
       Change in unrealized investment gains (losses)         (1,474)       76,554        (42,419)
       Balance beginning of year                              35,330       (41,224)         1,195
       ------------------------------------------------------------------------------------------
       Balance end of year                                  $ 33,856      $ 35,330       $(41,224)
       ------------------------------------------------------------------------------------------


       Fixed Maturities

       Proceeds from sales of fixed maturities classified as available for sale were $979.0 million and $460.0 million in 1996 and 1995, respectively. Gross gains of $8.4 million and $7.9 million and gross losses of $19.9 million and $10.3 million in 1996 and 1995, respectively, were realized on those sales.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



12.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued


       The amortized cost and fair values of investments in fixed maturities were as follows:

       December 31, 1996
       ----------------------------------------------------------------------------------------------------
                                                                    Gross           Gross
                                               Amortized       unrealized      unrealized              Fair
       (in thousands)                               cost            gains          losses             value
       ----------------------------------------------------------------------------------------------------
       Available for sale:
          Mortgage-backed securities -
             CMOs and pass through
             securities                         $ 88,138          $ 1,637          $  629          $ 89,146
          U.S. Treasury securities
             and obligations of U.S.
             Government and
             government agencies
             and authorities                     115,059           10,371              61           125,369
          Obligations of states and
             political subdivisions                3,500              255              --             3,755
          Debt securities issued
             by foreign governments               56,097            1,473           1,269            56,301
          All other corporate bonds              409,294           13,862           3,277           419,879
          Redeemable preferred stock                  85               --              --                85
       ----------------------------------------------------------------------------------------------------
          Total                                 $672,173          $27,598          $5,236          $694,535
       ----------------------------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



12.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued


       December 31, 1995
       ------------------------------------------------------------------------------------------
                                                                Gross        Gross
                                              Amortized    unrealized   unrealized           Fair
       (in thousands)                              cost         gains       losses          value
       ------------------------------------------------------------------------------------------
       Available for sale:
          Mortgage-backed securities -
             CMOs and pass through
             securities                        $ 89,044       $ 2,545       $  378       $ 91,211
          U.S. Treasury securities
             and obligations of U.S.
             Government and
             government agencies
             and authorities                    160,988        24,267            1        185,254
          Obligations of states and
             political subdivisions               3,500           499            -          3,999
          All other corporate bonds             424,676        21,576        2,162        444,090
          Redeemable preferred stock                 85             -            -             85
       ------------------------------------------------------------------------------------------
          Total                                $678,293       $48,887       $2,541       $724,639
       ------------------------------------------------------------------------------------------

       The amortized cost and fair value of fixed maturities available for sale at December 31, 1996, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       Maturity                                         Amortized           Fair
       (in thousands)                                        cost          value
       -------------------------------------------------------------------------
       Due in one year or less                           $ 11,184       $ 11,204
       Due after 1 year through 5 years                    50,397         50,366
       Due after 5 years through 10 years                 169,634        173,049
       Due after 10 years                                 352,820        370,770
       -------------------------------------------------------------------------
                                                          584,035        605,389
       Mortgage-backed securities                          88,138         89,146
       -------------------------------------------------------------------------
          Total                                          $672,173       $694,535
       -------------------------------------------------------------------------

       The Company makes significant investments in collateralized mortgage obligations (CMOs). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches which are protected against prepayment risk, including planned amortization class (PAC) tranches. Prepayment protected tranches are preferred because they provide stable cash flows in a variety of interest rate scenarios. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



12.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       At December 31, 1996 and 1995, the Company held CMOs with a market value of $67.7 million and $68.6 million, respectively. The Company's CMO holdings are 100% and approximately 94% collateralized by GNMA, FNMA or FHLMC securities at December 31, 1996 and 1995, respectively.

       Equity Securities

       The cost and market values of investments in equity securities were as follows:

       December 31, 1996
       ----------------------------------------------------------------------------------------------------
                                                                 Gross             Gross
                                                            unrealized        unrealized               Fair
       (in thousands)                            Cost            gains            losses              value
       -----------------------------------------------------------------------------------------------------
       Common stocks                           $1,630           $2,845               $83             $4,392
       Nonredeemable preferred stocks           5,024              138                 -              5,162
       ----------------------------------------------------------------------------------------------------
         Total                                 $6,654           $2,983               $83             $9,554
       ----------------------------------------------------------------------------------------------------



       December 31, 1995
       ----------------------------------------------------------------------------------------------------
                                                                  Gross            Gross
                                                             unrealized       unrealized               Fair
       (in thousands)                            Cost             gains           losses              value
       ----------------------------------------------------------------------------------------------------
       Common stocks                           $3,310            $3,374             $ 68            $ 6,616
       Nonredeemable preferred stocks           6,143               340                -              6,483
       ----------------------------------------------------------------------------------------------------
         Total                                 $9,453            $3,714             $ 68            $13,099
       ----------------------------------------------------------------------------------------------------


       Proceeds from sales of equity securities were $12.8 million and $11.8 million in 1996 and 1995, respectively. Gross gains of $4.7 million and $4.9 million and gross losses of $155 thousand and $474 thousand in 1996 and 1995, respectively, were realized on those sales.

       Real estate held for sale and mortgage loans

       Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure, foreclosed loans and loans modified at interest rates below market.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



12.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       At December 31, 1996 and 1995, the Company's real estate held for sale and mortgage loan portfolios consisted of the following:

       (in thousands)                                           1996          1995
       ---------------------------------------------------------------------------
       Current mortgage loans                               $ 90,394      $108,142
       Underperforming mortgage loans                            148        17,671
       ---------------------------------------------------------------------------
              Total                                           90,542       125,813
       ---------------------------------------------------------------------------

       Real estate held for sale                              10,111         8,995
       ---------------------------------------------------------------------------
              Total                                         $100,653      $134,808
       ---------------------------------------------------------------------------


       Aggregate annual maturities on mortgage loans at December 31, 1996 are as follows:

       (in thousands)
       ---------------------------------------------------
       Past maturity                               $ 1,677
       1997                                          5,662
       1998                                            316
       1999                                          5,088
       2000                                          5,734
       2001                                          5,678
       Thereafter                                   66,387
       ---------------------------------------------------
          Total                                    $90,542
       ---------------------------------------------------

       Concentrations

       At December 31, 1996 the Company had investments of $75.1 million in the State of Israel and $40.6 million in Merrill Lynch Trust Series 45. In 1995, the Company had no concentration of credit risk in a single investee exceeding 10% of shareholder's equity.

       The Company participates in a short-term investment pool maintained by an affiliate. See Note 9.

       Included in fixed maturities are below investment grade assets totaling $40.7 million and $59.0 million at December 31, 1996 and 1995, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



12.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       The Company also had concentrations of investments, primarily fixed maturities, in the following industries:

       (in thousands)                                                            1996        1995
       ------------------------------------------------------------------------------------------
       Foreign governments                                                   $108,850     $     -
       Finance                                                                 90,222      25,853
       Transportation                                                          86,819      44,118
       ------------------------------------------------------------------------------------------

       Below investment grade assets included in the totals of the previous table were as follows:

       (in thousands)                                                          1996        1995
       ----------------------------------------------------------------------------------------
       Foreign governments                                                   $6,567     $     -
       Finance                                                                2,386         451
       Transportation                                                           776      18,648
       ----------------------------------------------------------------------------------------


       Concentrations of mortgage loans by property type at December 31, 1996 and 1995 were as follows:

       (in thousands)                                                           1996        1995
       -----------------------------------------------------------------------------------------
       Agricultural                                                          $33,501     $29,820
       Office                                                                 22,533      32,024
       Retail                                                                 20,024      27,870
       -----------------------------------------------------------------------------------------


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

       Non-Income Producing Investments

       Investments included in the balance sheets that were non-income producing for the preceding 12 months were insignificant.

       Restructured Investments

       The Company had mortgage loan and debt securities which were restructured at below market terms totaling approximately $1.0 million and $17.7 million at December 31, 1996 and 1995, respectively. The new terms typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such assets was insignificant in 1996 and amounted to $4.9 million in 1995. Interest on these assets, included in net investment income, was insignificant in 1996 and amounted to $2.0 million in 1995.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS, Continued



13.    LIFE AND ANNUITY DEPOSIT FUNDS AND RESERVES

       At December 31, 1996, the Company had $740.6 million of life and annuity deposit funds and reserves. Of that total, $659.0 million were not subject to discretionary withdrawal based on contract terms. The remaining $81.6 million were life and annuity products that were subject to discretionary withdrawal by the contractholders. Included in the amount that is subject to discretionary withdrawal were $50.4 million of liabilities that are surrenderable with market value adjustments. An additional $31.2 million of the life insurance and individual annuity liabilities are subject to discretionary withdrawals with an average surrender charge of 6.7%. The life insurance risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

14. RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

       The following table reconciles net income to net cash provided by (used in) operating activities:

       (For the year ended December 31, in thousands)                       1996             1995              1994
       ------------------------------------------------------------------------------------------------------------
       Net income from continuing operations                            $ 25,791         $ 28,917          $ 18,325
         Adjustments to reconcile net income to
             cash provided by operating activities
           Realized (gains) losses                                         9,613          (18,713)            2,074
           Deferred federal income taxes                                 (15,665)          11,964             4,798
           Amortization of deferred policy acquisition
              costs and value of insurance in force                        3,286            1,563                 -
           Additions to deferred policy acquisition costs                (20,753)          (3,109)          (21,014)
           Investment income accrued                                       1,308             (819)            1,085
           Premium balances receivable                                    (3,561)          (2,277)                -
           Insurance reserves and accrued expenses                       (16,459)         (20,081)          (16,062)
           Other                                                         (13,419)         (46,076)           18,371
       ------------------------------------------------------------------------------------------------------------

           Net cash provided by (used in) operating activities          $(29,859)        $(48,631)         $  7,577
       ------------------------------------------------------------------------------------------------------------

15.    NONCASH INVESTING AND FINANCING ACTIVITIES

       Significant noncash investing and financing activities include: a) the transfer of $2.6 million of real estate held for sale and mortgage loans from one of the Company's separate accounts to the general account in 1995, b) acquisition of real estate through foreclosures of mortgage loans amounting to $1.1 million, $0 and $10.3 million in 1996, 1995 and 1994, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1996


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.  Executive Compensation.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1996


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    Documents filed
         (1) Financial Statements.  See index on page 7 of this report.
         (2) Financial Statement Schedules. See index on page 35 of this report.
         (3) Exhibits.  See Exhibit Index on page 33.


(b)    Reports on Form 8-K:


No reports on Form 8-K were filed during the fourth quarter of 1996.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1996



                                  EXHIBIT INDEX

Exhibit
No.       Description                                                              Filing Method
------------------------------------------------------------------------------------------------
3.        Articles of Incorporation and By-laws

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


27.       Financial Data Schedule                                                  Electronic

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                           THE TRAVELERS LIFE AND ANNUITY COMPANY
                                      (Registrant)

         By:  /s/ Ian R. Stuart
             ------------------
              Ian R. Stuart
              Senior Vice President and
                 Chief Financial Officer and Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1997.

Signature                                   Capacity
---------                                   --------
/s/ Michael A. Carpenter                    Director and Chairman of the Board and President and Chief Executive Officer
----------------------------------               (Principal Executive Officer)
     (Michael A. Carpenter)

/s/ Ian R. Stuart                           Director and Senior Vice President and Chief Financial Officer
----------------------------------               (Principal Financial Officer and Principal Accounting Officer)
     (Ian R. Stuart)

/s/ Katherine M. Sullivan                   Director and Senior Vice President and General Counsel
----------------------------------
     (Katherine M. Sullivan)

/s/ Marc P. Weill                           Director and Senior Vice President and
----------------------------------               Chief Investment Officer
     (Marc P. Weill)

/s/ Robert I. Lipp                          Director
----------------------------------
     (Robert I. Lipp)

/s/ Jay S. Benet                            Director and Senior Vice President
----------------------------------
     (Jay S. Benet)

/s/ George C. Kokulis                       Director and Senior Vice President
----------------------------------
     (George C. Kokulis)



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities pursuant to
Section 12 of the Act: NONE

No Annual Report to Security Holders covering the registrant's last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1996



         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                         Page
The Travelers Life and Annuity Company

         Independent Auditors' Report                                                      *
         Statements of Income and Retained Earnings                                        *
         Balance Sheets                                                                    *
         Statements of Cash Flows                                                          *
         Notes to Financial Statements                                                     *

Independent Auditors' Report                                                              36

Schedule I -Summary of Investments - Other than Investments in Related Parties 1996       37

Schedule III -Supplementary Insurance Information 1994-1996                               38

Schedule IV -Reinsurance 1994-1996                                                        39

All other schedules are inapplicable for this filing.

*  See index on page 7

                          Independent Auditors' Report



The Board of Directors and Shareholder
The Travelers Life and Annuity Company:

Under date of January 17, 1997, we reported on the balance sheets of The Travelers Life and Annuity Company as of December 31, 1996 and 1995, and the related statements of income and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in this Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                     /s/ KPMG PEAT MARWICK LLP





Hartford, Connecticut
January 17, 1997

                                   SCHEDULE I
                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       Summary of Investments - Other Than
                         Investments in Related Parties
                                December 31, 1996
                                 (in thousands)

                                                                                                Amount at which
                                                                                                shown in the
Type of Investment                                                       Cost         Value     balance sheet (1)
------------------                                                       ----         -----     -----------------
Fixed maturities:
     Bonds:
         United States Government and government agencies
            and authorities                                            $149,220      $160,487      $160,487
         States, municipalities and political subdivisions                3,500         3,755         3,755
         Foreign governments                                             56,097        56,301        56,301
         Public utilities                                                60,078        60,107        60,107
         Convertible bonds and bonds with warrants attached               3,000         3,210        3,210
         All other corporate bonds                                      400,193       410,590       410,590
                                                                       --------      --------      --------
           Total bonds                                                  672,088       694,450       694,450
     Redeemable preferred stocks                                             85            85            85
                                                                       --------      --------      --------
           Total fixed maturities                                       672,173       694,535       694,535
                                                                       --------      --------      --------
Equity securities:
     Common stock
         Banks, trust and insurance companies                                 -             -            -
         Industrial, miscellaneous and all other                          1,630         4,392        4,392
                                                                       --------      --------      --------
           Total common stocks                                            1,630         4,392         4,392
     Nonredeemable preferred stocks                                       5,024         5,162         5,162
                                                                       --------      --------      --------
           Total equity securities                                        6,654         9,554         9,554
                                                                       --------      --------      --------
Mortgage loans                                                           90,542                      90,542
                                                                       --------                    --------
Real estate held for sale                                                10,111                      10,111
                                                                       --------                    --------
Policy loans                                                              1,750                       1,750
                                                                       --------                    --------
Short-term securities                                                    70,755                      70,755
                                                                       --------                    --------
Other investments                                                        65,460                      69,754
                                                                       --------                    --------
           Total investments                                           $917,445                    $947,001
                                                                       ========                    ========

(1) Determined in accordance with methods described in Notes 2 and 12 on pages 12 and 24 of the Notes to the financial statements

                 (See Accompanying Independent Auditors' Report)

                                  SCHEDULE III

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                       Supplementary Insurance Information

                                    1994-1996
                                 (in thousands)

                                                                                         Amortization
                                                                                         of deferred
          Deferred policy     Future policy       Premium    Net          Benefits,      policy            Other       Premiums
          acquisition costs   benefits,           revenue    investment   claims,        acquisition       operating   written
          and value of        losses, claims                 income       losses &       costs and value   expenses
          insurance           & loss expenses                             settlement     of insurance
          in force            (a)                                         expenses       in force
-------------------------------------------------------------------------------------------------------------------------------
1996      $40,027             $740,631            $9,357     $89,040      $56,448        $3,286            $5,691      $9,357



1995      $22,560             $682,974            $2,652     $63,209      $52,390        $1,563            $4,651      $2,652



1994      $21,014             $691,108            $3,498     $66,093      $55,596        $    -            $2,758      $3,498



(a)  Includes contractholder funds.

                 (See Accompanying Independent Auditors' Report)

                                   SCHEDULE IV
                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                   Reinsurance
                                 (in thousands)



                                                                                                    Percentage
                                                         Ceded to           Assumed                  of amount
                                    Gross                other              from other   Net           assumed
                                   amount                companies          companies    amount         to net
                                   ------                ---------          ---------    ------         ------

                                                                1996

Life insurance in force        $3,123,183               $2,328,683          $   -        $794,500          -%

Life insurance premiums:
       Group annuity           $    2,109               $        -                       $  2,109
       Individual life              8,201                      953                          7,248
                               ----------               ----------                       --------
         Totals                $   10,310               $      953          $   -        $  9,357          -%
                               ----------               ----------                       --------



                                                                1995

Life insurance in force        $  874,859               $  698,948          $   -        $175,911          -%

Life insurance premiums:
       Group annuity           $      445               $        -                       $    445
       Individual life              2,693                      486                          2,207
                               ----------               ----------                       --------
         Totals                $    3,138               $      486          $   -        $  2,652          -%
                               ----------               ----------                       --------


                                                                1994

Life insurance in force        $  106,026               $  106,026          $   -        $      -          -%

Life insurance premiums:
       Group annuity           $    3,498               $        -                       $  3,498
       Individual life                401                      401                              -
                               ----------               ----------                       --------
         Totals                $    3,899               $      401          $   -        $  3,498          -%
                               ----------               ----------                       --------

                 (See Accompanying Independent Auditors' Report)