Form 10-Q
period 1997-03-31
TRAVELERS LIFE & ANNUITY CO
filed 1997-05-13
CIK 929498

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q

      /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997

                                       OR

      / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to

              ---------------------------------------------------

                         Commission file number 33-58677

              ---------------------------------------------------

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997
                      ------------------------------------
                                Table of Contents


PART I - FINANCIAL INFORMATION                                      Page
                                                                    ----

Item 1. Financial Statements
----------------------------

Condensed Statements of Income and Retained Earnings for the
Three Months Ended March 31, 1997 and 1996 (unaudited)................3

Condensed Balance Sheets as of March 31, 1997 (unaudited) and
December 31, 1996.....................................................4

Condensed Statements of Cash Flows for the
Three Months Ended March 31, 1997 and 1996 (unaudited)................5

Notes to Condensed Financial Statements (unaudited)...................6

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations...................................8
-----------------------------------

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................11
-----------------------------------------

SIGNATURES............................................................12

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
        CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS (Unaudited)
                                 (in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                       1997            1996
                                                       ----            ----
REVENUES

Premiums                                             $   2,182       $   1,097
Net investment income                                   23,489          16,954
Realized investment gains (losses)                       7,285          (8,192)
Other revenues                                           5,333           2,608
                                                     ---------       ---------
  Total revenues                                        38,289          12,467
                                                     ---------       ---------

BENEFITS AND EXPENSES

Current and future insurance benefits                   13,499          13,303
Interest credited to contractholders                     1,152             168
Amortization of deferred acquisition costs and
  value of insurance in force                            1,901             779
Other operating expenses                                 1,838             250
                                                     ---------       ---------
  Total benefits and expenses                           18,390          14,500
                                                     ---------       ---------

Income (loss) before federal income taxes               19,899          (2,033)

Federal income tax expense (benefit)                     6,950            (725)
                                                     ---------       ---------

Net income (loss)                                       12,949          (1,308)
Retained earnings at beginning of period               167,698         157,907
                                                     ---------       ---------
Retained earnings at end of period                   $ 180,647       $ 156,599
                                                     =========       =========



                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                             March 31,         December 31,
                                                               1997               1996
                                                           -----------        -----------
                                                            (Unaudited)
ASSETS

Investments, including real estate held for sale           $   950,160        $   947,001
Separate and variable accounts                               1,180,784          1,187,812
Deferred federal income taxes                                   81,218             57,617
Other assets                                                    67,244             61,853
                                                           -----------        -----------
    Total assets                                           $ 2,279,406        $ 2,254,283
                                                           ===========        ===========

LIABILITIES

Future policy benefit reserves                             $   650,482        $   654,569
Contractholder funds                                            96,594             86,097
Separate and variable accounts                               1,151,305          1,124,605
Other liabilities                                               35,882             17,144
                                                           -----------        -----------
    Total liabilities                                        1,934,263          1,882,415
                                                           -----------        -----------

SHAREHOLDER'S EQUITY

Capital stock, par value $100; 100,000
    shares authorized, 30,000 issued and outstanding             3,000              3,000
Additional paid-in capital                                     167,314            167,314
Retained earnings                                              180,647            167,698
Unrealized investment gains (losses), net of taxes              (5,818)            33,856
                                                           -----------        -----------
    Total shareholder's equity                                 345,143            371,868
                                                           -----------        -----------

    Total liabilities and shareholder's equity             $ 2,279,406        $ 2,254,283
                                                           ===========        ===========

                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                 (in thousands)



                                                                    Three Months Ended
                                                                         March 31,

                                                                  1997             1996
                                                                  ----             ----
Net cash provided by (used in) operating activities            $   2,451        $   9,305
                                                               ---------        ---------

Cash flows from investing activities
   Proceeds from maturities of investments
     Fixed maturities                                             15,000            8,190
     Mortgage loans                                                1,576            2,623
   Proceeds from sales of investments
     Fixed maturities                                            196,259          533,233
     Equity securities                                             3,046              205
     Mortgage loans                                                   --               34
     Real estate held for sale                                     6,371               --
   Purchases of investments
     Fixed maturities                                           (159,025)        (512,328)
     Equity securities                                            (2,013)              --
     Mortgage loans                                               (8,930)              --
   Policy loans, net                                                (244)            (908)
   Short-term securities purchases, net                          (70,349)          (2,974)
   Other investments (purchases) sales, net                        2,271             (494)
   Securities transactions in course of settlement                 3,090          (43,242)
                                                               ---------        ---------
     Net cash provided by (used in) investing activities         (12,948)         (15,661)
                                                               ---------        ---------

Cash flows from financing activities
   Contractholder fund deposits                                   11,519           15,112
   Contractholder fund withdrawals                                (1,022)          (8,755)
                                                               ---------        ---------
     Net cash provided by financing activities                    10,497            6,357
                                                               ---------        ---------

Net increase (decrease) in cash                                       --                1

Cash at beginning of period                                           --               --
                                                               ---------        ---------
Cash at end of period                                          $      --        $       1
                                                               =========        =========

Supplemental disclosure of cash flow information
   Income taxes paid                                           $   1,145        $   1,713
                                                               =========        =========

                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               Notes to Condensed Financial Statements (Unaudited)

                                 March 31, 1997
                                 --------------

1.   General
     -------
     The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company (an indirect, wholly owned subsidiary of Travelers Group Inc.), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. They reflect all adjustments (none of which were other than normal recurring adjustments) necessary, in the opinion of management, for a fair statement of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1996.

     Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity, and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

2.   Shareholder's Equity
     --------------------
     Statutory capital and surplus of the Company was $254.1 million at December 31, 1996. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The maximum amount of dividends available to be paid to the Company's shareholder in 1997 without prior approval of the Connecticut Insurance Department is $14.8 million. The Company has not paid dividends to its parent during the three months ended March 31, 1997.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
          Notes to Condensed Financial Statements (Unaudited) Continued

                                 March 31, 1997


3.   Commitments and Contingencies

     The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of March 31, 1997, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

                              RESULTS OF OPERATIONS
                              ---------------------

For the three months ended March 31,                               1997                1996
------------------------------------                               ----                ----
(in millions)
-------------
Revenues (1)                                                  $        38.3       $        12.5
                                                              =============       =============

Net income (loss)                                             $        12.9       $        (1.3)
                                                              =============       ==============

(1) Revenues include pre-tax realized gains (losses) of $7.3 million and $(8.2) million in 1997 and 1996, respectively.

The Travelers Life and Annuity Company (the Company) offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. It also provides single premium group annuity close-out contracts and individual structured settlement annuities.

The individual life and deferred annuity business is marketed primarily through the Financial Consultants of Smith Barney Inc., an affiliate of the Company, and a nationwide network of independent agents. The majority of the annuity business and a substantial portion of the individual life business written by the Company is accounted for as investment contracts, with the result that the amounts collected from contractholders are not included in revenues.

The individual structured settlement contracts are purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TAP), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations. All structured settlement contracts are issued through a separate account of the Company. Accordingly, the Company's other revenues include structured settlement policyholder revenues net of the related benefits and expenses.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997 was $12.9 million, compared to a net loss of $(1.3) million for the three months ended March 31, 1996. Excluding net realized investment gains and losses, operating earnings doubled from $4.0 million in 1996 to $8.2 million in 1997. This increase was primarily driven by an increase in investment income, reflecting repositioning of the investment portfolio over the past year, partially offset by increased expenses related to increased volume of sales.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                            FOR THE
                                          THREE MONTHS
                                         ENDED MARCH 31,
                                       ------------------
PREMIUMS AND DEPOSITS:                 1997          1996
                                       ----          ----
(in thousands)
Deferred annuities                   $ 86,026       $ 46,642
Structured settlements                 20,575          4,369
Universal life                          6,484          9,724
Traditional life                        2,056            875
Single premium group close-out            126            222
                                     --------       --------
                                     $115,267       $ 61,832
                                     ========       ========


The increase in deferred annuity deposits is attributable to sales of Vintage(R), the variable annuity product distributed exclusively by the Financial Consultants of Smith Barney Inc., an affiliate of the Company. Structured settlement growth reflects a successful cross-selling initiative with the insurance subsidiaries of TAP.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $1.9 billion at March 31, 1997, up from $1.6 billion at March 31, 1996, primarily as a result of growth in the individual life and deferred annuity business.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At March 31, 1997, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1997 without prior approval of the Connecticut Insurance Department is $14.8 million. The Company has not paid dividends to its parent during the three months ended March 31, 1997.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Stocks No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

No. 125," which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity, and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
No.                        Description                           Filing Method
---                        -----------                           -------------

3.01   Charter of The Travelers Life and Annuity Company
       (the Company), as amended on April 10, 1990, incorporated herein by reference to Exhibit 6(a) to the Registration Statement on Form N-4,
       File No. 33-58131, filed on March 17, 1995.

3.02 By-laws of the Company, as amended on October 20, 1994, incorporated herein by reference to Exhibit (6)b to the Registration Statement on
       Form N-4, File No. 33-58131, filed on March 17,
       1995.

27.01  Financial Data Schedule                                     Electronic








(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  THE TRAVELERS LIFE AND ANNUITY COMPANY
                                  ______________________________________
                                             (Registrant)


Date     May 13, 1997             /s/ Ian R. Stuart
    _________________             ___________________________________

                                  Ian R. Stuart
                                  Chief Financial Officer and
                                    Chief Accounting Officer
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit
No.                        Description                           Filing Method
---                        -----------                           -------------

3.01   Charter of The Travelers Life and Annuity Company
       (the Company), as amended on April 10, 1990, incorporated herein by reference to Exhibit 6(a) to the Registration Statement on Form N-4,
       File No. 33-58131, filed on March 17, 1995.

3.02 By-laws of the Company, as amended on October 20, 1994, incorporated herein by reference to Exhibit (6)b to the Registration Statement on
       Form N-4, File No. 33-58131, filed on March 17,
       1995.

27.01  Financial Data Schedule                                     Electronic