Form 10-Q
period 1997-06-30
TRAVELERS LIFE & ANNUITY CO
filed 1997-08-12
CIK 929498

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM         TO


                       ----------------------------------

                         COMMISSION FILE NUMBER 33-58677

                       ----------------------------------

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

                               Yes /X/    No / /

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                        Page
------------------------------                                                        ----


Item 1.  Financial Statements

Condensed Statements of Income and Retained Earnings for the Three and Six
Months Ended June 30, 1997 and 1996 (unaudited)......................................   3

Condensed Balance Sheets as of June 30, 1997 (unaudited) and
December 31, 1996....................................................................   4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 1997 and
1996 (unaudited).....................................................................   5

Notes to Condensed Financial Statements (unaudited)..................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations................................................................  10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...........................................  12


SIGNATURES...........................................................................  13

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
        CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                                 (IN THOUSANDS)

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,

-------------------------------------------------------------------------------------------------------------
                                                      1997            1996              1997            1996
                                                      ----            ----              ----            ----
REVENUES

Premiums                                           $  5,518        $  3,572           $ 11,609       $  5,499
Net investment income                                40,530          36,921             79,775         68,849
Realized investment gains (losses)                    5,599          (6,762)            12,884        (14,954)
Other revenues                                        1,868             172              3,455            348
-------------------------------------------------------------------------------------------------------------
      Total Revenues                                 53,515          33,903            107,723         59,742
-------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES

Current and future insurance benefits                19,093          17,846             43,392         36,526
Interest credited to contractholders                  7,718           7,572             13,988         15,735
Amortization of deferred acquisition costs
  and value of insurance in force                       764             820              2,666          1,599
Other operating expenses                              2,729             437              4,567            687
-------------------------------------------------------------------------------------------------------------
      Total Benefits and Expenses                    30,304          26,675             64,613         54,547
-------------------------------------------------------------------------------------------------------------

Income before federal income taxes                   23,211           7,228             43,110          5,195

Federal income tax expense                            8,109           2,514             15,059          1,789
-------------------------------------------------------------------------------------------------------------

Net income                                           15,102           4,714             28,051          3,406
Retained earnings at beginning of period            180,647         156,599            167,698        157,907
-------------------------------------------------------------------------------------------------------------
Retained earnings at end of period                 $195,749        $161,313           $195,749       $161,313
=============================================================================================================




                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     JUNE 30,       DECEMBER 31,
                                                                       1997               1996
------------------------------------------------------------------------------------------------
ASSETS                                                             (UNAUDITED)
Investments                                                       $ 1,923,522        $ 1,810,676
Separate and variable accounts                                        473,967            290,940
Deferred federal income taxes                                          60,117             57,617
Other assets                                                          115,020             95,050
------------------------------------------------------------------------------------------------
      Total Assets                                                $ 2,572,626        $ 2,254,283
------------------------------------------------------------------------------------------------


LIABILITIES

Future policy benefit reserves                                    $   944,559        $   949,196
Contractholder funds                                                  713,620            600,608
Separate and variable accounts                                        473,096            290,716
Other liabilities                                                      45,893             41,895
------------------------------------------------------------------------------------------------
      Total Liabilities                                             2,177,168          1,882,415
------------------------------------------------------------------------------------------------


SHAREHOLDER'S EQUITY

Capital stock, par value $100; 100,000 shares authorized,
  30,000 issued and outstanding                                         3,000              3,000
Additional paid-in capital                                            167,314            167,314
Retained earnings                                                     195,749            167,698
Unrealized investment gains, net of taxes                              29,395             33,856
------------------------------------------------------------------------------------------------
      Total Shareholder's Equity                                      395,458            371,868
------------------------------------------------------------------------------------------------

      Total Liabilities and Shareholder's Equity                  $ 2,572,626        $ 2,254,283
================================================================================================






                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

SIX MONTHS ENDED JUNE 30,                                               1997                       1996
----------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                           $   6,335                   $   31,588
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities of investments
         Fixed maturities                                              22,684                       11,190
         Mortgage loans                                                 3,022                       11,553
      Proceeds from sales of investments
         Fixed maturities                                             334,060                      750,933
         Equity securities                                              6,283                        3,046
         Mortgage loans                                                 4,120                            -
         Real estate                                                    4,493                            -
      Purchases of investments
         Fixed maturities                                            (371,787)                    (733,032)
         Equity securities                                             (4,599)                           -
         Mortgage loans                                               (28,503)                           -
      Policy loans, net                                                  (391)                      (1,184)
      Short-term securities (purchases) sales, net                    (82,942)                     (32,481)
      Other investments (purchases) sales, net                         (2,071)                      (3,607)
      Securities transactions in course of settlement                  (1,044)                     (51,840)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (116,675)                     (45,422)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Contractholder fund deposits                                    141,674                       23,835
      Contractholder fund withdrawals                                 (31,334)                     (10,001)
----------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                    110,340                       13,834
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                             -                            -

Cash at beginning of period                                                 -                            -
----------------------------------------------------------------------------------------------------------
Cash at end of period                                               $       -                   $        -
==========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Income taxes paid                                             $  17,267                   $      905
==========================================================================================================





                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1997


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

      Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS No. l25 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this Statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity, and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

                                  JUNE 30, 1997


      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS No. 130). FAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other comprehensive income, although FAS No. 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income shall be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of FAS No. 130 will result primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

      In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS No. 131). FAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (FAS No. 14). FAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company's reportable operating segments are not expected to change as a result of the adoption of FAS No. 131.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

                                  JUNE 30, 1997


      The accompanying financial statements reflect a change in presentation of the assets, liabilities and operations of the structured settlement separate account business of the Company. The assets and liabilities were previously reported in separate account line items and are now incorporated in various respective financial statement classifications. As a result of this change, invested assets in the amount of $870.2 million and $863.6 million at June 30, 1997 and December 31, 1996, respectively, associated with structured settlement contract obligations, are reported as investments. The related structured settlement contract obligations, which were $827.7 million and $809.1 million at June 30, 1997 and December 31, 1996, respectively, are included in future policy benefits and contractholder funds. Additionally, structured settlement transactions included in the income statement for the six months ended June 30, 1997 and 1996 are premiums of $6.8 million and $2.6 million, respectively, net investment income of $32.4 million and $30.1 million, respectively, and benefits and expenses of $27.9 million and $27.0 million, respectively. The 1996 amounts were previously reported as a net $5.7 million of other revenue.

      This change in presentation has no effect on net income, total assets, total liabilities, or shareholder's equity as reflected in the condensed statement of income and retained earnings, and balance sheets for the periods presented.

      The Company has determined that a change in presentation is warranted because of the nature of this particular separate account and the change in product focus of the Company. The assets of the structured settlement separate account are owned by, and investment risk is borne by, the Company, which also guarantees the obligations of this separate account. Consequently, the Company, not the contractholder, bears the risks of this separate account.

      The Company is now offering a variety of variable annuity products where the investment risk is borne by the contractholder, not the Company, and the benefits are not guaranteed. The premiums and deposits related to these products are reported in separate accounts. The Company considers it necessary to differentiate, for financial statement purposes, the results of the risks it has assumed from those it has not. See also note 4.

      Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

                                  JUNE 30, 1997


2.    SHAREHOLDER'S EQUITY

      Statutory capital and surplus of the Company was $254.1 million at December 31, 1996. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The maximum amount of dividends available to be paid to the Company's shareholder in 1997 without prior approval of the Connecticut Insurance Department is $14.8 million. The Company has not paid dividends to its parent during the six months ended June 30, 1997.


3.    COMMITMENTS AND CONTINGENCIES

      The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of June 30, 1997, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.


4.    STRUCTURED SETTLEMENT CONTRACTS

      The Company has structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the assets held in the related separate account. The assets held in the separate account are owned by the Company and contractholders do not share in their investment performance.

      The Company maintains assets sufficient to fund the guaranteed benefits attributable to the liabilities. Assets held in the separate account cannot be used to satisfy any other obligations of the Company.

      The Company reports the related assets and liabilities in investments, future policy benefit reserves and contractholder funds.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

RESULTS OF OPERATIONS

For The Six Months Ended June 30,
---------------------------------
( in millions)                            1997                 1996
                                           ----                 ----

Revenues (1)                             $107.7                $59.7
                                         ======               ======

Net income                                $28.1                 $3.4
                                         ======               ======


(1) Revenues include pre-tax realized gains (losses) of $12.9 million and $(15.0) million in 1997 and 1996, respectively.

The Travelers Life and Annuity Company (the Company) offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. It also provides single premium group annuity close-out contracts and individual structured settlement annuities.

The individual life and deferred annuity business is marketed primarily through the Financial Consultants of Smith Barney Inc., an affiliate of the Company, and a nationwide network of independent agents. The majority of the annuity business and a substantial portion of the individual life business written by the Company is accounted for as investment contracts, with the result that the deposits collected are not included in revenues.

The Company has structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the assets held in the related separate account. The assets held in the separate account are owned by the Company and contractholders do not share in their investment performance. These contracts are purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TAP), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations.


RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1997 was $28.1 million, compared to $3.4 million for the six months ended June 30, 1996. Excluding net realized investment gains and losses, operating earnings increased from $13.1 million in 1996 to $19.7 million in 1997. This increase was primarily driven by an increase in investment income, reflecting very favorable yields on equity partnerships. This asset class has benefited from favorable market conditions.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


PREMIUMS AND DEPOSITS

For The Six Months Ended June 30,
---------------------------------
(in thousands)                                     1997              1996
                                                   ----              ----

Deferred annuities                               $237,737          $127,721
Structured settlements                             35,905            13,980
Universal life                                     13,076            14,187
Traditional life                                    4,573             2,492
Single premium group close-out                        214               353
                                                 --------          --------
                                                 $291,505          $158,733
                                                 ========          ========


The increase in deferred annuity deposits is attributable to sales of Vintage(R), the variable annuity product distributed exclusively by the Financial Consultants of Smith Barney Inc., an affiliate of the Company. Structured settlement growth reflects a successful cross-selling initiative with the insurance subsidiaries of TAP. Future sales may be impacted favorably from A.M. Best Company's recently announced upgrade of The Travelers Insurance Company and the Company's rating to A+ (Superior). This rating is not a recommendation to buy, sell or hold securities, and may be revised or withdrawn at any time.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $2.1 billion at June 30, 1997, up from $1.6 billion at June 30, 1996, primarily as a result of growth in the deferred annuity and structured settlement businesses.


INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At June 30, 1997, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1997 without prior approval of the Connecticut Insurance Department is $14.8 million. The Company has not paid dividends to its parent during the six months ended June 30, 1997.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 to the Condensed Financial Statements for a discussion of recently issued accounting pronouncements.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

EXHIBIT NO.         DESCRIPTION                                                            FILING METHOD

3.01                Charter of The Travelers Life and Annuity Company (the
                    "Company"), as amended on April 10, 1990, incorporated herein by reference to Exhibit 6(a) to the Registration
                    Statement on Form N-4, File No. 33-58131, filed on March 17,
                    1995.


3.02 By-laws of the Company, as amended on October 20, 1994, incorporated herein by reference to Exhibit (6)b to the Registration Statement on Form N-4, File No. 33-58131, filed on March 17, 1995.


27.01               Financial Data Schedule                                                Electronic






(B)  REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            THE TRAVELERS LIFE AND ANNUITY COMPANY

                                                   (Registrant)


Date   August 12, 1997       /s/ Ian R. Stuart
      -----------------     ----------------------------------------------------

                            Ian R. Stuart
                            Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)