Form 10-Q
period 1997-09-30
TRAVELERS LIFE & ANNUITY CO
filed 1997-11-12
CIK 929498

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____



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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----


Item 1.  Financial Statements

Condensed Statements of Income and Retained Earnings for the
Three and Nine Months Ended September 30, 1997 and 1996 (unaudited)............................   3

Condensed Balance Sheets as of September 30, 1997 (unaudited) and
December 31, 1996..............................................................................   4

Condensed Statements of Cash Flows for the
Nine Months Ended September 30, 1997 and 1996 (unaudited)......................................   5

Notes to Condensed Financial Statements (unaudited)............................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations..........................................................................  10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .....................................................  12


SIGNATURES.....................................................................................  13

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
        CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                                 (IN THOUSANDS)


                                                        THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                        ------------------------------         --------------------------
                                                               1997            1996               1997             1996
                                                               ----            ----               ----             ------
REVENUES

Premiums                                                    $  13,175         $  4,608         $  24,784          $10,521
Net investment income                                          42,505           43,726           122,280          112,575
Realized investment gains (losses)                              7,806           (1,916)           20,690          (16,870)
Other revenues                                                  1,408              565             4,863              913
                                                             --------         --------          --------         --------
     Total Revenues                                            64,894           46,983           172,617          107,139
                                                             --------         --------          --------         --------

BENEFITS AND EXPENSES

Current and future insurance benefits                          28,655           20,091            72,047           55,721
Interest credited to contractholders                            8,816            9,307            22,804           26,352
Operating expenses, including amortization of deferred
   acquisition costs and value of insurance in force            3,700            4,026            10,933            6,312
                                                             --------         --------          --------         --------
     Total Benefits and Expenses                               41,171           33,424           105,784           88,385
                                                             --------         --------          --------         --------

Income before federal income taxes                             23,723           13,559            66,833           18,754

Federal income tax                                              8,213            4,727            23,272            6,516
                                                             --------         --------          --------         --------

Net income                                                     15,510            8,832            43,561           12,238
Retained earnings at beginning of period                      195,749          161,313           167,698          157,907
                                                             --------         --------          --------         --------
Retained earnings at end of period                           $211,259         $170,145          $211,259         $170,145
                                                             ========         ========          ========         ========













                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   SEPTEMBER 30,              DECEMBER 31,
                                                                      1997                        1996
                                                                   -------------              ------------
ASSETS                                                              (UNAUDITED)

Investments                                                          $2,032,062                $1,810,676
Separate and variable accounts                                          625,307                   290,940
Deferred federal income taxes                                            40,573                    57,617
Other assets                                                            116,076                    95,050
                                                                     ----------                ----------
     Total Assets                                                    $2,814,018                $2,254,283
                                                                     ----------                ----------

LIABILITIES

Future policy benefit reserves                                      $   966,432               $   967,621
Contractholder funds                                                    714,380                   582,183
Separate and variable accounts                                          625,307                   290,716
Other liabilities                                                        66,034                    41,895
                                                                     ----------                ----------
     Total Liabilities                                                2,372,153                 1,882,415
                                                                     ----------                ----------

SHAREHOLDER'S EQUITY

Capital stock, par value $100; 100,000 shares authorized,
   30,000 issued and outstanding                                          3,000                     3,000
Additional paid-in capital                                              167,314                   167,314
Retained earnings                                                       211,259                   167,698
Unrealized investment gains, net of taxes                                60,292                    33,856
                                                                     ----------                ----------
     Total Shareholder's Equity                                         441,865                   371,868
                                                                     ----------                ----------

     Total Liabilities and Shareholder's Equity                      $2,814,018                $2,254,283
                                                                     ==========                ==========












                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


NINE MONTHS ENDED SEPTEMBER 30,                                                      1997                       1996
                                                                                  ---------                  ---------

Net cash provided by operating activities                                         $  20,808                  $  15,889
                                                                                  ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                            81,423                     13,330
         Mortgage loans                                                               5,585                     16,140
     Proceeds from sales of investments
         Fixed maturities                                                           540,058                    896,127
         Equity securities                                                            9,579                      3,269
         Mortgage loans                                                               3,913                     18,737
         Real estate                                                                  4,493                          -
     Purchases of investments
         Fixed maturities                                                          (717,358)                  (884,000)
         Equity securities                                                           (6,259)                    (3,985)
         Mortgage loans                                                             (30,584)                    (7,576)
     Policy loans, net                                                                 (597)                    (1,550)
     Short-term securities (purchases) sales, net                                   (55,096)                   (66,490)
     Other investments (purchases) sales, net                                        (2,576)                     1,403
     Securities transactions in course of settlement                                 14,419                    (24,090)
                                                                                  ---------                  ---------
Net cash used in investing activities                                              (153,000)                   (38,685)
                                                                                  ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                   190,334                     40,246
     Contractholder fund withdrawals                                                (58,138)                   (17,449)
                                                                                  ---------                  ---------
         Net cash provided by financing activities                                  132,196                     22,797
                                                                                  ---------                  ---------

Net increase in cash                                                                      4                          1

Cash at beginning of period                                                               -                          -
                                                                                  =========                  =========
Cash at end of period                                                             $       4                  $       1
                                                                                  =========                  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                                            $  21,655                  $  15,970
                                                                                  =========                  =========






                  See notes to condensed financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997


1.   GENERAL

     The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company (an indirect, wholly owned subsidiary of Travelers Group Inc.), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. They reflect all adjustments (none of which were other than normal recurring adjustments) necessary, in the opinion of management, for a fair presentation for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1996.

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). FAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Application of FAS No. 125 prior to the effective date or retroactively is not permitted. The adoption of the provisions of FAS No. 125 effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity, and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

                               SEPTEMBER 30, 1997


     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS No. 130). FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS No. 130 stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other comprehensive income, although FAS No. 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income shall be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. FAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of FAS No. 130 will result primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

     In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS No. 131). FAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. FAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (FAS No. 14). FAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company's reportable operating segment will not change as a result of the adoption of FAS No. 131.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

                               SEPTEMBER 30, 1997


     The accompanying financial statements reflect a change in presentation of the assets, liabilities and operations of the structured settlement separate account business of the Company. The assets and liabilities were previously reported in separate account line items and are now incorporated in various financial statement classifications. As a result of this change, invested assets in the amount of $924.5 million and $863.6 million at September 30, 1997 and December 31, 1996, respectively, associated with structured settlement contract obligations, are reported as investments. The related structured settlement contract obligations, which were $830.3 million and $809.1 million at September 30, 1997 and December 31, 1996, respectively, are included in future policy benefits and contractholder funds. Additionally, structured settlement transactions included in the income statement for the nine months ended September 30, 1997 and 1996 are premiums of $16.7 million and $5.3 million, respectively, net investment income of $49.3 million and $45.2 million, respectively, and benefits and expenses of $48.4 million and $41.7 million, respectively. The 1996 amounts were previously reported as a net $8.8 million included in other revenue.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

                               SEPTEMBER 30, 1997


2.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $254.1 million at December 31, 1996. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The maximum amount of dividends available to be paid to the Company's shareholder in 1997 without prior approval of the Connecticut Insurance Department is $14.8 million. The Company has not paid dividends to its parent during the nine months ended September 30, 1997.


3.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of September 30, 1997, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.


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

RESULTS OF OPERATIONS

For The Nine Months Ended September 30,
(in millions)          1997          1996
                    -------       -------

Revenues (1)        $ 172.6       $ 107.1
                    =======       =======

Net income          $  43.6       $  12.2
                    =======       =======


(1) Revenues include pre-tax realized gains (losses) of $20.7 million and $(16.9) million in 1997 and 1996, respectively.

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


RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1997 was $43.6 million, compared to $12.2 million for the nine months ended September 30, 1996. Excluding net realized investment gains and losses, operating earnings increased from $23.2 million in 1996 to $30.1 million in 1997. This increase was driven by an overall increase in investment income and management fee income attributable to the growth in the deferred annuity business.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


PREMIUMS AND DEPOSITS

For The Nine Months Ended September 30,
(in thousands)                             1997               1996
                                         --------           --------

Deferred annuities                       $365,691           $217,451
Structured settlements                     50,261             23,951
Universal life                             24,501             22,620
Traditional life                            7,721              4,875
Single premium group close-out                359                386
                                         --------           --------
                                         $448,533           $269,283
                                         ========           ========



The increase in deferred annuity deposits is attributable to strong sales of products distributed by the Financial Consultants of Smith Barney Inc., an affiliate of the Company. Structured settlement growth reflects a successful cross-selling initiative with the insurance subsidiaries of TAP. Future sales may be impacted favorably from A.M. Best Company's recently announced upgrade of The Travelers Insurance Company's and the Company's rating to A+ (Superior). This rating is not a recommendation to buy, sell or hold securities, and may be revised or withdrawn at any time.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $2.3 billion at September 30, 1997, up from $1.8 billion at September 30, 1996, primarily as a result of growth in the deferred annuity business.


INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At September 30, 1997, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1997 without prior approval of the Connecticut Insurance Department is $14.8 million. The Company has not paid dividends to its parent during the nine months ended September 30, 1997.


FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 to the Condensed Financial Statements for a discussion of recently issued accounting pronouncements.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

EXHIBIT NO.         DESCRIPTION                                                                          FILING METHOD
-----------         -----------                                                                          -------------
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

27.01               Financial Data Schedule                                                              Electronic











(b)  REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            THE TRAVELERS LIFE AND ANNUITY COMPANY
                            --------------------------------------
                                        (Registrant)


Date  November 12, 1997     /s/ Ian R. Stuart
    ---------------------   -----------------

                            Ian R. Stuart
                            Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)