Form 10-K405
period 1997-12-31
TRAVELERS LIFE & ANNUITY CO
filed 1998-03-24
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

     [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes    [X]             No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of the date hereof there were 30,000 shares of common stock, par value $100, of the registrant, all of which were owned by The Travelers Insurance Company, an indirect wholly owned subsidiary of Travelers Group Inc.

                            REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                TABLE OF CONTENTS


FORM 10-K
ITEM NUMBER                                               PART I                                                       PAGE
-----------                                               ------                                                       ----

     1.       Business...............................................................................................    2

     2.       Properties.............................................................................................    4

     3.       Legal Proceedings......................................................................................    4

     4.       Submission of Matters to a Vote of Security Holders....................................................    4


                                                          PART II

     5.       Market for Registrant's Common Equity and Related Stockholder Matters...................................   5

     6.       Selected Financial Data.................................................................................   5

     7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...................   5

    7A.       Quantitative and Qualitative Disclosures About Market Risk..............................................   8

     8.       Financial Statements and Supplementary Data.............................................................   9

     9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....................  33


                                                         PART III

     10.      Directors and Executive Officers of the Registrant......................................................  33

     11.      Executive Compensation..................................................................................  33

     12.      Security Ownership of Certain Beneficial Owners and Management..........................................  33

     13.      Certain Relationships and Related Transactions..........................................................  33


                                                          PART IV

     14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................  34

              Exhibit Index...........................................................................................  35

              Signatures..............................................................................................  36

              Index to Financial Statements and Financial Statement Schedules.........................................  37

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), which is an indirect wholly owned subsidiary of Travelers Group Inc. (Travelers Group), a diversified financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services, including Asset Management; (ii) Consumer Finance Services; (iii) Property & Casualty Insurance Services; and (iv) Life Insurance Services (primarily through TIC and its subsidiaries). The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries. The Company is a stock insurance company chartered in 1973 in the State of Connecticut and has been continuously engaged in the insurance business since that time. The Company is licensed to conduct life and annuity insurance business in 47 States and Puerto Rico, and intends to seek licensure in the remaining states, except New York.

The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. It also provides individual structured settlement annuities and single premium group annuity close-out contracts.

The Company commenced writing individual life and deferred annuity business in 1995. These products are marketed primarily through the Financial Consultants of Salomon Smith Barney, an affiliate of the Company, and a nationwide network of independent agents. The majority of the annuity business and a substantial portion of the individual life business written by the Company is accounted for as investment contracts, with the result that the deposits collected are reported as contractholder funds and are not included in revenues.

The Company has structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the assets held in the related separate account. The assets held in the structured settlement separate account are owned by, and investment risk is borne by, the Company. These contracts are purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TAP), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations.


INSURANCE REGULATIONS

The National Association of Insurance Commissioners (NAIC) has developed a set of financial relationships or "tests" called the Insurance Regulatory Information System (IRIS) that were designed for early identification of companies that may require special attention by insurance regulatory authorities. These tests were developed primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. Insurance companies submit data on an annual basis to the NAIC, which in turn analyzes the data using ratios covering twelve categories of financial data with defined "usual ranges" for each category.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

Falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In normal years, 15% of the companies included in the IRIS system are expected by the NAIC to be outside the usual range of four or more ratios.

In each of the last three years, certain of the Company's IRIS ratios have fallen outside of the usual range due to growth in business volume. In each instance, the regulators have been satisfied upon follow-up that there is no solvency problem. It is possible that similar events could occur this year, and management believes that resolution would be the same. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of the Company for the three years ended December 31, 1997.

In order to enhance the regulation of insurer solvency, the NAIC adopted a formula and model law to implement Risk-Based Capital (RBC) requirements for life and annuity insurance companies, which is designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. RBC requirements are used as early warning tools by the NAIC and states to identify companies that merit further regulatory action. For this purpose, an insurer's surplus is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

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

At December 31, 1997, the Company had adjusted capital in excess of amounts requiring any Company or regulatory action at any of the four levels.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

The Company is domiciled in the State of Connecticut. Connecticut law requires notice to and prior approval by the Connecticut Insurance Department for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. Dividend payments from the Company to its parent are limited to $63.6 million in 1998 without prior approval of the Connecticut Insurance Department.


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


ITEM 3.  LEGAL PROCEEDINGS.

The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1997, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has 100,000 authorized shares of common stock, of which 30,000 are issued and outstanding as of December 31, 1997. All outstanding shares of the Company's common stock are held by TIC, and there exists no established public trading market for the common stock of the Company. The Company paid a dividend of $14 million to TIC in 1997, and $16 million in 1996. See Note 3 of Notes to Financial Statements for dividend restrictions.


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


RESULTS OF OPERATIONS ($ in millions)

     FOR THE YEAR ENDED DECEMBER 31,                  1997              1996
     -------------------------------                  ----              ----

     Revenues (1)                                        $256.9          $161.4
                                                 ==============   =============

     Net income (2)                                     $  71.4         $  25.8
                                                 ==============   =============


(1) Revenues include pre-tax realized gains (losses) of $44.9 million and $(9.6) million in 1997 and 1996, respectively.

(2) Net income includes after-tax realized gains (losses) of $29.2 million and $(6.2) million in 1997 and 1996, respectively.

The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. It also provides individual structured settlement annuities and single premium group annuity close-out contracts.

The Company commenced writing individual life and deferred annuity business in 1995. The majority of the annuity business and a substantial portion of the individual life business written by the Company is accounted for as investment contracts, with the result that the deposits collected are reported as contractholder funds and are not included in revenues.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

The Company has structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the assets held in the related separate account. These contracts are purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TAP), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations. The accompanying financial statements reflect a change in presentation of the assets, liabilities and operations of the structured settlement separate account business of the Company. The assets and liabilities were previously reported in separate account line items and are now incorporated in various financial statement classifications. As a result of this change, invested assets in the amount of $814.5 million and $863.6 million at December 31, 1997 and 1996, respectively, associated with structured settlement contract obligations, are reported as investments. The related structured settlement contract obligations, which were $842.3 million and $809.1 million at December 31, 1997 and 1996, respectively, are included in future policy benefits and contractholder funds. Additionally, structured settlement transactions included in the income statement for the 12 months ended December 31, 1997, 1996 and 1995 are premiums of $23.2 million, $8.1 million and $8.0 million, respectively, net investment income of $65.9 million, $62.3 million and $60.0 million, respectively, and benefits and expenses of $66.5 million, $56.4 million and $51.8 million, respectively. The 1996 and 1995 amounts were previously reported as a net $13.9 million and $16.2 million, respectively, included in other revenue.

This change in presentation has no effect on net income, total assets, total liabilities, or shareholder's equity as reflected in the statements of income and retained earnings, and balance sheets for the periods presented.

The Company has determined that a change in presentation was warranted because of the nature of this particular separate account and the change in product focus of the Company. The assets of the structured settlement separate account are owned by, and investment risk is borne by, the Company, which also guarantees the obligations of this separate account. Consequently, the Company, not the contractholder, bears the risks of this separate account.

The Company is now offering a variety of variable annuity products where the investment risk is borne by the contractholder, not the Company, and the benefits are not guaranteed. The premiums and deposits related to these products are reported in separate accounts. The Company considers it necessary to differentiate, for financial statement purposes, the results of the risks it has assumed from those it has not. See also Note 6.

Net income for 1997 was $71.4 million, compared to $25.8 million for 1996. Excluding net realized investment gains and losses, operating earnings increased from $32.0 million in 1996 to $42.2 million in 1997. This increase was driven by a 63% increase in investment income of other invested assets and management fee income attributable to the growth in the deferred annuity business.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

PREMIUMS AND DEPOSITS ($ in thousands)


     FOR THE YEAR ENDED DECEMBER 31,
                                                      1997              1996
                                                      ----              ----
     Deferred Annuities                               $649,196          $302,001
     Structured Settlements                             70,550            36,907
     Universal Life                                     40,230            28,504
     Traditional Life                                   11,503             7,248
     Single Premium Group Close-Out                        425             2,109
                                                      --------          --------
                                                      $771,904          $376,769
                                                      ========          ========

The increase in deferred annuity deposits is attributable to strong sales of products distributed by the Financial Consultants of Salomon Smith Barney, an affiliate of the Company. Structured settlement growth reflects a successful cross-selling initiative with the insurance subsidiaries of TAP. Future sales should also benefit from four major rating agency upgrades of the Company over twelve months, culminating in Duff & Phelps' upgrade of the Company to AA (Excellent) in November 1997. These ratings are not a recommendation to buy, sell or hold securities, and may be revised or withdrawn at any time.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $2.6 billion at December 31, 1997, up from $1.8 billion at December 31, 1996, primarily as a result of growth in the deferred annuity and individual life business.


OUTLOOK

Travelers Life and Annuity should benefit from growth in the aging population which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. Travelers Life and Annuity is well-positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and long-term care insurance products sold through established distribution channels.

However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Deregulation of the banking industry, including reform of restrictions on entry into the insurance business, will likely accelerate this trend. Also, the annuities business is interest sensitive, and swings in interest rates could influence sales and retention of in-force policies. In order to strengthen its competitive position, Travelers Life and Annuity expects to maintain a current product portfolio, further diversify its distribution channels, and retain its healthy financial position through strong sales growth and maintenance of an efficient cost structure.

President Clinton's recent budget proposal (the "Budget Proposal") contains a number of tax provisions that could adversely impact the Company, including provisions relating to variable annuities. The Budget Proposal, which is in its early stages of consideration, has not yet been introduced as part of any legislation in Congress but has engendered considerable opposition from the public and members of Congress.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

It is not possible to predict whether any of the Budget Proposal discussed above will be enacted, what form such legislation might take when enacted, or the potential effects of such legislation on the Company and its competitors.

Certain statements made throughout this Form 10-K, including certain matters discussed under the heading "Outlook" in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the penultimate paragraph before that heading, are forward-looking statements. The matters referred to in such forward-looking statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed throughout this Form 10-K.


FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Financial Statements for Future Application of Accounting Standards.


YEAR 2000

In 1996, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue involves the ability of computer systems that have time-sensitive programs to properly recognize the year 2000. The inability to do so could result in major failures or miscalculations. The Company has a comprehensive plan in progress to address its internal year 2000 issue with modifications to existing programs and conversions to new programs to bring all of its critical business systems into year 2000 compliance by year-end 1998. The total cost associated with the required modifications and conversions, which are expensed as incurred, is not expected to have a material effect on the Company's financial position, results of operations or liquidity. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has confirmed their plans to address year 2000 issues. While the Company has been advised that these efforts by third party vendors and customers will be successfully completed in a timely manner, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                       PAGE

     Independent Auditors' Report.......................................................................................10

     Financial Statements:

         Statements of Income and Retained Earnings for the years ended
         December 31, 1997, 1996 and 1995...............................................................................11

         Balance Sheets as of December 31, 1997 and 1996................................................................12

         Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995...............................................................................13

         Notes to Financial Statements...............................................................................14-32

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
The Travelers Life and Annuity Company:


We have audited the accompanying balance sheets of The Travelers Life and Annuity Company as of December 31, 1997 and 1996, and the related statements of income and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Life and Annuity Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                       /s/ KPMG Peat Marwick LLP
Hartford, Connecticut
January 26, 1998

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                ($ in thousands)


FOR THE YEAR ENDED DECEMBER 31,                                                        1997           1996           1995
                                                                                       ----           ----           ----

REVENUES
Premiums                                                                            $ 35,190       $ 17,462       $ 10,691
Net investment income                                                                168,653        151,326        123,197
Realized investment gains (losses)                                                    44,871         (9,613)        18,713
Other                                                                                  8,163          2,276          1,286
                                                                                    --------       --------       --------
     Total Revenues                                                                  256,877        161,451        153,887
                                                                                    --------       --------       --------

BENEFITS AND EXPENSES
Current and future insurance benefits                                                 95,639         77,285         73,818
Interest credited to contractholders                                                  35,165         35,607         30,472
Operating expenses, including amortization of deferred acquisition
  costs and value of insurance in force                                               16,498          8,977          6,161
                                                                                    --------       --------       --------
     Total Benefits and Expenses                                                     147,302        121,869        110,451
                                                                                    --------       --------       --------

Income before federal income taxes                                                   109,575         39,582         43,436
                                                                                    --------       --------       --------

Federal income taxes:
     Current                                                                          33,859         29,456          2,555
     Deferred expense (benefit)                                                        4,344        (15,665)        11,964
                                                                                    --------       --------       --------
     Total Federal Income Taxes                                                       38,203         13,791         14,519
                                                                                    --------       --------       --------

Net income                                                                            71,372         25,791         28,917
Retained earnings beginning of year                                                  167,698        157,907        128,990
Dividends to parent                                                                   14,000         16,000              -
                                                                                    --------       --------       --------
     Retained Earnings End of Year                                                  $225,070       $167,698       $157,907
                                                                                    ========       ========       ========


                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                 BALANCE SHEETS
                                ($ in thousands)


DECEMBER 31,                                                                                     1997             1996
------------                                                                                     ----             ----

ASSETS
Fixed maturities, available for sale at fair value (cost, $1,571,121; $1,440,806)            $1,678,120       $1,484,670
Equity securities, at fair value (cost, $15,092; $12,396)                                        16,289           15,902
Mortgage loans                                                                                  160,247          128,440
Real estate held for sale                                                                             -           10,111
Policy loans                                                                                      2,894            1,750
Short-term securities                                                                           169,229           81,162
Other invested assets                                                                           118,348           88,641
                                                                                             ----------       ----------
     Total Investments                                                                       $2,145,127       $1,810,676
                                                                                             ----------       ----------

Separate accounts                                                                               812,059          290,940
Deferred acquisition costs and value of insurance in force                                       90,966           40,027
Deferred federal income taxes                                                                    33,661           57,617
Other assets                                                                                     73,414           55,023
                                                                                             ----------       ----------
     Total Assets                                                                            $3,155,227       $2,254,283
                                                                                             ----------       ----------

LIABILITIES
Future policy benefits                                                                         $971,602         $967,621
Contractholder funds                                                                            818,971          582,183
Separate accounts                                                                               812,059          290,716
Other liabilities                                                                                86,934           41,895
                                                                                             ----------       ----------
     Total Liabilities                                                                       $2,689,566       $1,882,415
                                                                                             ----------       ----------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized, 30,000 issued and outstanding            3,000            3,000
Additional paid-in capital                                                                      167,314          167,314
Retained earnings                                                                               225,070          167,698
Unrealized investment gains, net of taxes                                                        70,277           33,856
                                                                                             ----------       ----------
     Total Shareholder's Equity                                                                 465,661          371,868
                                                                                             ----------       ----------

     Total Liabilities and Shareholder's Equity                                              $3,155,227       $2,254,283
                                                                                             ==========       ==========


                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                ($ in thousands)


FOR THE YEAR ENDED DECEMBER 31,                                                         1997           1996          1995
-------------------------------                                                         ----           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Premiums collected                                                               $  34,553     $   6,472     $   1,950
     Net investment income received                                                     170,460        71,083        66,219
     Benefits and claims paid                                                           (90,820)      (70,331)      (71,710)
     Interest credited to contractholders                                               (35,165)         (813)            -
     Operating expenses paid                                                            (40,868)       (5,482)       (3,013)
     Income taxes paid                                                                  (22,440)      (23,931)      (35,305)
     Other                                                                               (7,702)       (6,857)       (6,772)
                                                                                     ----------     ---------     ---------
         Net Cash Provided by (Used in) Operating Activities                              8,018       (29,859)      (48,631)
                                                                                     ----------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                                81,899        20,301        11,752
         Mortgage loans                                                                   8,972        37,789        24,137
     Proceeds from sales of investments
         Fixed maturities                                                               856,846       978,970       459,971
         Equity securities                                                               12,404        12,818        11,823
         Mortgage loans                                                                   5,483        22,437         7,013
         Real estate held for sale                                                        4,493             -             -
     Purchases of investments
         Fixed maturities                                                            (1,020,803)     (994,443)     (515,098)
         Equity securities                                                               (6,382)       (5,412)         (156)
         Mortgage loans                                                                 (41,967)      (21,450)       (4,890)
         Policy loans                                                                    (1,144)       (1,750)            -
     Short-term securities, purchases, net                                              (88,067)      (19,688)       (5,051)
     Other investments, (purchases) sales, net                                          (51,502)       (6,160)        9,274
     Securities transactions in course of settlement                                     10,526       (51,703)       45,727
                                                                                     ----------     ---------     ---------
     Net Cash Provided by (Used in) Investing Activities                               (229,242)      (28,291)       44,502
                                                                                     ----------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                       325,932        96,490         5,707
     Contractholder fund withdrawals                                                    (89,145)      (22,340)       (1,874)
     Dividends to parent company                                                        (14,000)      (16,000)            -
                                                                                     ----------     ---------     ---------
         Net Cash Provided by Financing Activities                                   $  222,787     $  58,150     $   3,833
                                                                                     ----------     ---------     ---------
Net increase (decrease) in cash                                                      $    1,563     $       -     $    (296)
                                                                                     ----------     ---------     ---------
Cash at December 31,                                                                 $    1,563     $       -     $       -
                                                                                     ==========     =========     =========







                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies used in the preparation of the accompanying financial statements follow.

     Basis of Presentation

     The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Travelers Group Inc. (Travelers Group). The financial statements and accompanying footnotes of the Company are prepared in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying financial statements reflect a change in presentation of the assets, liabilities and operations of the structured settlement separate account business of the Company. The assets and liabilities were previously reported in separate account line items and are now incorporated in various financial statement classifications. As a result of this change, invested assets in the amount of $814.5 million and $863.6 million at December 31, 1997 and 1996, respectively, associated with structured settlement contract obligations, are reported as investments. The related structured settlement contract obligations, which were $842.3 million and $809.1 million at December 31, 1997 and 1996, respectively, are included in future policy benefits and contractholder funds. Additionally, structured settlement transactions included in the income statement for the years ended December 31, 1997, 1996 and 1995 are premiums of $23.2 million, $8.1 million and $8.0 million, respectively, net investment income of $65.9 million, $62.3 million and $60.0 million, respectively, and benefits and expenses of $66.5 million, $56.4 million and $51.8 million, respectively. The 1996 and 1995 amounts were previously reported as a net $13.9 million and $16.2 million, respectively, included in other revenue.

     This change in presentation has no effect on net income, total assets, total liabilities, or shareholder's equity as reflected in the statements of income and retained earnings, and balance sheets for the periods presented.

     The Company has determined that a change in presentation was warranted because of the nature of this particular separate account and the change in product focus of the Company. The assets of the structured settlement separate account are owned by, and investment risk is borne by, the Company, which also guarantees the obligations of this separate account. Consequently, the Company, not the contractholder, bears the risks of this separate account.

     The Company is now offering a variety of variable annuity products where the investment risk is borne by the contractholder, not the Company, and the benefits are not guaranteed. The premiums and deposits related to these products are reported in separate accounts. The Company considers it necessary to differentiate, for financial statement purposes, the results of the risks it has assumed from those it has not. See also Note 6.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Accounting Changes

     EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     In February, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132). FAS 132 supersedes the disclosure requirements in FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and Termination of Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." FAS 132 addresses disclosure only and does not address measurement or recognition. In addition to other disclosure changes, FAS 132 allows employers to disclose total contributions to multi-employer plans without disaggregating the amounts attributable to pensions and other postretirement benefits. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Effective December 31, 1997, the Company adopted FAS 132. The adoption of this standard did not have any impact on results of operations, financial condition or liquidity.

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Application of FAS 125 prior to the effective date or retroactively is not permitted. The adoption of the provisions of FAS 125 effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity. The adoption of the provisions of FAS 127 effective January, 1998 will not have a material impact on the results of operations, financial condition or liquidity of the Company.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Accounting for Stock-Based Compensation

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value-based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt this method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to remain with the accounting method prescribed in APB 25 must make pro-forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined by FAS 123 had been applied. FAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company has elected to continue to account for its stock-based employee compensation plans using the accounting method prescribed by APB 25 and, had the Company applied FAS 123 in accounting for stock options, net income would have been reduced by an insignificant amount in 1997, 1996 and 1995. The Company has adopted FAS 123 for its stock-based non-employee compensation plans.

     Accounting Policies

     INVESTMENTS

     Fixed maturities include bonds, notes and redeemable preferred stocks. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Fixed maturities are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to shareholder's equity.

     Equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" and are carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

     Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the higher returns required in the current real estate financing market. Impaired loans were insignificant at December 31, 1997 and 1996.

     Real estate held for sale is carried at the lower of cost or fair value less estimated cost to sell. Fair value of foreclosed properties is established at the time of foreclosure by internal analysis or external appraisers, using discounted cash flow analyses and other accepted techniques. Thereafter, an allowance for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. There was no such allowance at December 31, 1996.

     Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost which approximates market.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Accrual of income, included in other assets, is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received.

     Included in investments are invested assets associated with Structured Settlement Guaranteed Separate Accounts where the investment risk is borne by the Company. See Note 6.

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

     SEPARATE ACCOUNTS

     The Company has separate account assets and liabilities representing funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. Each of these accounts have specific investment objectives. The assets and liabilities of these accounts are carried at fair value, and amounts assessed to the contractholders for management services are included in revenues. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses.

     The Company also has a separate account for structured settlement annuity obligations where the investment risk is borne by the Company. The assets and liabilities of this separate account are included in investments, future policy benefits and contractholder funds for financial reporting purposes. See Note 6.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     The value of insurance in force represents the actuarially determined present value of anticipated profits to be realized from annuities contracts at the date of acquisition using the same assumptions that were used for computing related liabilities where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at an interest rate of 16% for the business acquired. The value of the business in force is amortized using current interest crediting rates to accrete interest and amortized employing a level yield method. The value of insurance in force is reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income.

     FUTURE POLICY BENEFITS

     Benefit reserves represent liabilities for future insurance policy benefits. Benefit reserves for life insurance and annuity policies have been computed based upon mortality, morbidity, persistency and interest assumptions applicable to these coverages, which range from 3.0% to 7.5%, including a provision for adverse deviation. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue and duration.

     CONTRACTHOLDER FUNDS

     Contractholder funds represent receipts from the issuance of universal life, certain individual annuity contracts, and structured settlement contracts. Contractholder fund balances are increased by such receipts and credited interest and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Interest rates credited to contractholder funds range from 3.9% to 7.2%.

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

     OTHER REVENUES

     Other revenues include surrender, mortality and administrative charges, and fees earned on investment and other insurance contracts.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Future Application of Accounting Standards

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The Company has not yet determined when it will implement this SOP and does not anticipate any material impact on the Company's financial condition, results of operations or liquidity.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income will thus represent the sum of net income and other comprehensive income, although FAS 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income shall be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of FAS 130 will result primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

     In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. FAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (FAS 14). FAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company's reportable operating segment will not change as a result of the adoption of FAS 131.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


2.   REINSURANCE

     The Company participates in reinsurance in order to limit losses, minimize exposure to large risks, provide capacity for future growth and to effect business-sharing arrangements. The Company remains primarily liable as the direct insurer on all risks reinsured.

     Life insurance in force ceded to TIC at December 31, 1997 and 1996 was $76.4 million and $90.7 million, respectively. Life insurance in force ceded to non-affiliates at December 31, 1997 and 1996, was $4.5 billion and $2.2 billion, respectively.


3.   SHAREHOLDER'S EQUITY

     Unrealized Investment Gains (Losses)

     See Note 11 for an analysis of the change in unrealized gains and losses on investments.

     Shareholder's Equity and Dividend Availability

     The Company's statutory net income was $80.3 million, $17.9 million and $23.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Statutory capital and surplus was $328.2 million and $254.1 million at December 31, 1997 and 1996, respectively.

     The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $63.6 million is available in 1998 for dividend payments by the Company without prior approval of the Connecticut Insurance Department.


4.   DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Derivative Financial Instruments

     The Company uses derivative financial instruments, including financial futures, equity options, forward contracts and interest rate swaps as a means of hedging exposure to foreign currency, equity price changes and/or interest rate risk on anticipated transactions or existing assets and liabilities. The Company does not hold or issue derivative instruments for trading purposes.

     These derivative financial instruments have off-balance sheet risk. Financial instruments with off-balance sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument. However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For forward contracts and interest rate swaps, credit risk is limited to the amounts calculated to be due the Company on such contracts. Financial futures contracts and purchased listed option contracts have little credit risk since organized exchanges are the counterparties.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     The Company monitors creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance sheet financial instruments. The controls include credit approvals, limits and other monitoring procedures.

     The Company uses exchange traded financial futures contracts to manage its exposure to changes in interest rates which arise from the sale of certain insurance and investment products, or the need to reinvest proceeds from the sale or maturity of investments. To hedge against adverse changes in interest rates, the Company enters long or short positions in financial futures contracts to offset asset price changes resulting from changes in market interest rates until an investment is purchased or a product is sold.

     Margin payments are required to enter a futures contract and contract gains or losses are settled daily in cash. The contract amount of futures contracts represents the extent of the Company's involvement, but not future cash requirements, as open positions are typically closed out prior to the delivery date of the contract.

     At December 31, 1997 and 1996, the Company held financial futures contracts with notional amounts of $156.3 million and $20.3 million, respectively. At December 31, 1997 and 1996, the Company's futures contracts had no fair value because these contracts are marked to market and settled in cash daily.

     The off-balance sheet risks of equity options, forward contracts, and interest rate swaps were not significant at December 31, 1997 and 1996.

     Financial Instruments with Off-Balance Sheet Risk

     In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships. The off-balance sheet risk of these financial instruments was not significant at December 31, 1997 and 1996.

     Fair Value of Certain Financial Instruments

     The Company uses various financial instruments in the normal course of its business. Fair values of financial instruments that are considered insurance contracts are not required to be disclosed and are not included in the amounts discussed.

     At December 31, 1997, investments in fixed maturities had a carrying value and a fair value of $1.7 billion, compared with a carrying value and a fair value of $1.5 billion at December 31, 1996. See Notes 1 and 11.

     At December 31, 1997 and 1996, mortgage loans had a carrying value of $160.2 million and $128.4 million, respectively, which approximates fair value. In estimating fair value, the Company used interest rates reflecting the higher returns required in the current real estate financing market.

     The carrying values of $33.8 million and $22.7 million of financial instruments classified as other assets approximated their fair values at December 31, 1997 and 1996, respectively. The carrying values of $72.7 million and $38.5 million of financial instruments classified as other liabilities also approximated their fair values at December 31, 1997 and 1996, respectively. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     At December 31, 1997, contractholder funds with defined maturities had a carrying value of $694.9 million and a fair value of $695.9 million, compared with a carrying value of $546.5 million and a fair value of $545.2 million at December 31, 1996. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $98.5 million and a fair value of $93.9 million at December 31, 1997, compared with a carrying value of $26.9 million and a fair value of $25.6 million at December 31, 1996. These contracts generally are valued at surrender value.

     The carrying values of short-term securities and policy loans approximated their fair values.


5.   COMMITMENTS AND CONTINGENCIES

     Financial Instruments with Off-Balance Sheet Risk

     The Company has, in the normal course of business, provided fixed rate loan commitments and commitments to partnerships.

     The off-balance sheet risks of fixed rate loan commitments, commitments to partnerships and forward contracts were not significant at December 31, 1997 and 1996.

     Litigation

     The Company is a defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1997, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.


6.   STRUCTURED SETTLEMENT CONTRACTS

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


7.   BENEFIT PLANS

     Pension and Other Postretirement Benefits

     The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by an affiliate. In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by an affiliate. The Company's share of net expense for the qualified pension and other postretirement benefit plans was not significant for 1997, 1996 and 1995. Beginning January 1, 1996, the Company's other postretirement benefit plans were amended to restrict benefit eligibility to retirees and certain retiree-eligible employees. Previously, covered employees could become eligible for postretirement benefits if they reached retirement age while working for the Company.

     401(k) Savings Plan

     Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Travelers Group. Prior to January 1, 1996, the Company made matching contributions to the 401(k) savings plan on behalf of participants in the amount of 50% of the first 5% of pre-tax contributions made by the employee, plus an additional variable matching contribution based on the profitability of The Travelers Insurance Group Inc. (TIGI) and its subsidiaries. During 1996, the Company made matching contributions in an amount equal to the lesser of 100% of the pre-tax contributions made by the employee or $1,000. Effective January 1, 1997, the Company discontinued matching contributions for the majority of its employees. The Company's expenses in connection with the 401(k) savings plan were not significant in 1997, 1996 and 1995.


8.   RELATED PARTY TRANSACTIONS

     The principal banking functions, including payment of salaries and expenses, for certain subsidiaries and affiliates of TIGI, including the Company, are handled by two companies. TIC handles banking functions for the life and annuity operations of Travelers Life and Annuity and some of its non-insurance affiliates. The Travelers Indemnity Company handles banking functions for the property-casualty operations, including most of its property-casualty insurance and non-insurance affiliates. Settlements between companies are made at least monthly. TIC provides various employee benefit coverages to certain subsidiaries of TIGI. The premiums for these coverages were charged in accordance with cost allocation procedures based upon salaries or census. In addition, investment advisory and management services, data processing services and claims processing services are provided by affiliated companies. Charges for these services are shared by the companies on cost allocation methods based generally on estimated usage by department.

     TIC maintains a short-term investment pool in which the Company participates. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 1997 and 1996, the pool totaled approximately $2.6 billion and $2.9 billion, respectively. The Company's share of the pool amounted to $145.5 million and $68.2 million at December 31, 1997 and 1996, respectively, and is included in short-term securities in the balance sheet.

     The Company's TTM Modified Guaranteed Annuity Contracts are subject to a limited guarantee agreement by TIC in a principal amount of up to $400 million. TIC's obligation is to pay in full to any owner or beneficiary of the TTM Modified Guaranteed Annuity Contracts principal and interest as and when due under the annuity contract to the extent that the Company fails to make such payment. In addition, TIC guarantees that the Company will maintain a minimum statutory capital and surplus level.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     The Company sells structured settlement annuities to an affiliate, The Travelers Indemnity Company. Premiums and deposits were $70.6 million, $36.9 million and $36.6 million for 1997, 1996 and 1995, respectively.

     The Company began marketing variable annuity products through its affiliate, Salomon Smith Barney, in 1995. Premiums and deposits related to these products were $615.6 million, $300.0 million and $20.5 million in 1997, 1996 and 1995, respectively.

     The Company participates in a stock option plan sponsored by Travelers Group that provides for the granting of stock options in Travelers Group common stock to officers and key employees. To further encourage employee stock ownership, during 1997 Travelers Group introduced the WealthBuilder stock option program. Under this program, all employees meeting certain requirements have been granted Travelers Group stock options.

     Most leasing functions for TIGI and its subsidiaries are handled by TAP. Rent expense related to these leases are shared by the companies on a cost allocation method based generally on estimated usage by department. The Company's rent expense was insignificant in 1997, 1996 and 1995.

     At December 31, 1997 and 1996, the Company had investments in Tribeca Investments LLC in the amounts of $16.5 million and $7.8 million, included in other invested assets.


9.    FEDERAL INCOME TAXES
     ($ in thousands)

         EFFECTIVE TAX RATE

          FOR THE YEAR ENDED DECEMBER 31,                               1997             1996              1995
          -------------------------------                               ----             ----              ----

          Income Before Federal Income Taxes                          $109,575           $39,582          $43,436
          Statutory Tax Rate                                                35%               35%              35%
                                                                      --------           -------          -------
          Expected Federal Income Taxes                                 38,351            13,854           15,203
          Tax Effect of:
               Non-taxable investment income                               (24)              (15)             (13)
               Other, net                                                 (124)              (48)            (671)
                                                                      --------           -------          -------
          Federal Income Taxes                                          38,203           $13,791          $14,519
                                                                      ========           =======          =======
          Effective Tax Rate                                                35%               35%              33%
                                                                      --------           -------          -------

          COMPOSITION OF FEDERAL INCOME TAXES
          Current:
               United States                                            33,805           $29,435           $2,555
               Foreign                                                      54                21                -
                                                                      --------           -------          -------
               Total                                                    33,859            29,456            2,555
                                                                      --------           -------          -------

          Deferred:
               United States                                             4,344           (15,665)          11,964
                                                                      --------           -------          -------
          Total Net Earned Premiums                                    $38,203           $13,791          $14,519
                                                                      ========           =======          =======

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     The net deferred tax assets at December 31, 1997 and 1996 were comprised of the tax effects of temporary differences related to the following assets and liabilities:

          ($ in thousands)                                                               1997              1996
                                                                                         ----              ----

          Deferred Tax Assets:
               Benefit, reinsurance and other reserves                                  $100,969          $79,484
               Other                                                                       2,571            3,043
                                                                                        --------          -------
                   Total                                                                 103,540           82,527
                                                                                        --------          -------

          Deferred Tax Liabilities:
               Investments, net                                                           42,933           12,113
               Deferred acquisition costs and value of insurance in force                 23,650           10,066
               Other                                                                       1,226              662
                                                                                         -------          -------
                   Total                                                                  67,809           22,841
                                                                                         -------          -------

          Net Deferred Tax Asset Before Valuation Allowance                               35,731           59,686
          Valuation Allowance for Deferred Tax Assets                                     (2,070)          (2,070)
                                                                                         -------          -------

          Net Deferred Tax Asset After Valuation Allowance                               $33,661          $57,616
                                                                                         -------          -------

     Starting in 1994 and continuing for at least five years, TIC and its life insurance subsidiaries, including the Company, has filed, and will file, a consolidated federal income tax return. Federal income taxes are allocated to each member on a separate return basis adjusted for credits and other amounts required by the consolidation process. Any resulting liability has been, and will be, paid currently to TIC. Any credits for losses have been, and will be, paid by TIC to the extent that such credits are for tax benefits that have been utilized in the consolidated federal income tax return.

     A net deferred tax asset valuation allowance of $2.1 million has been established to reduce the deferred tax asset on investment losses to the amount that, based upon available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future capital gains in the Company's consolidated life insurance company federal income tax return through 1998, and if life/non-life consolidation is elected in 1999, the consolidated federal income tax return of Travelers Group commencing in 1999, or a change in circumstances which causes the recognition of the benefits to become more likely than not. There was no change in the valuation allowance during 1997. The initial recognition of any benefit provided by the reversal of the valuation allowance will be recognized by reducing goodwill.

     In management's judgment, the $33.7 million "net deferred tax asset after valuation allowance" as of December 31, 1997, is fully recoverable against expected future years' taxable ordinary income and capital gains. At December 31, 1997, the Company has no ordinary or capital loss carryforwards.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


10.   NET INVESTMENT INCOME

          FOR THE YEAR ENDED DECEMBER 31,
          ($ in thousands)                                                   1997           1996            1995
                                                                             ----           ----            ----

          GROSS INVESTMENT INCOME
               Fixed maturities                                            $120,900       $113,296        $105,821
               Equity securities                                                704            554             835
               Mortgage loans                                                14,905         18,278          14,974
               Real estate held for sale                                      1,457          3,480           2,476
               Other                                                         32,459         19,854           2,537
                                                                           --------       --------        --------
                                                                            170,425        155,462         126,643
                                                                           --------       --------        --------

          Investment expenses                                                 1,772          4,136           3,446
                                                                           --------       --------        --------
          Net investment income                                            $168,653       $151,326        $123,197
                                                                           --------       --------        --------


11.  INVESTMENTS AND INVESTMENT GAINS (LOSSES)

     Realized investment gains (losses) for the periods were as follows:

          FOR THE YEAR ENDED DECEMBER 31,
          ($ in thousands)                                                   1997            1996            1995
                                                                             ----            ----            ----

          REALIZED INVESTMENT GAINS (LOSSES)
               Fixed maturities                                             $29,236        $(11,491)       $(4,240)
               Equity securities                                              8,385           4,613          6,138
               Mortgage loans                                                    (8)          1,979            725
               Real estate held for sale                                      2,164             (73)           (35)
               Other                                                          5,094          (4,641)        16,125
                                                                            -------        --------        -------
                   Total Realized Investment Gains (Losses)                 $44,871         $(9,613)       $18,713
                                                                            -------        --------        -------

     Changes in net unrealized investment gains (losses) that are included as a separate component of shareholder's equity were as follows:

          FOR THE YEAR ENDED DECEMBER 31,
          ($ in thousands)                                                    1997            1996            1995
                                                                              ----            ----            ----

          UNREALIZED INVESTMENT GAINS (LOSSES)
               Fixed maturities                                             $34,451        $(23,953)       $111,551
               Equity securities                                             (2,394)           (746)          1,834
               Other                                                         23,975          22,431           4,390
                                                                            -------        --------        --------
                   Total Unrealized Investment Gains (Losses)                56,032          (2,268)        117,775

               Related taxes                                                 19,611            (794)         41,221
                                                                            -------        --------        --------
               Change in unrealized investment gains (losses)                36,421          (1,474)         76,554
               Balance beginning of year                                     33,856          35,330         (41,224)
                                                                            -------        --------         -------
                   Balance End of Year                                      $70,277         $33,856         $35,330
                                                                            -------        --------         -------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Fixed Maturities

     Proceeds from sales of fixed maturities classified as available for sale were $856.8 million and $2.1 billion in 1997 and 1996, respectively. Gross gains of $38.1 million and $8.4 million and gross losses of $8.9 million and $19.9 million in 1997 and 1996, respectively, were realized on those sales.

     Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote are not available amounted to $485.3 million and $360.1 million at December 31, 1997 and 1996, respectively.

     The amortized cost and fair values of investments in fixed maturities were as follows:

          DECEMBER 31, 1997                                                    GROSS           GROSS
          ($ in thousands)                                   AMORTIZED       UNREALIZED      UNREALIZED           FAIR
                                                                COST            GAINS          LOSSES            VALUE
                                                                ----            -----          ------            -----

          AVAILABLE FOR SALE:
               Mortgage-backed securities - CMOs and
               pass-through securities                       $  144,921       $   8,254       $  (223)       $  152,952
               U.S. Treasury securities and
               obligations of U.S. Government and
               government agencies and authorities              248,081          34,111          (123)          282,069
               Obligations of states and political
               subdivisions                                      14,560             392            (2)           14,950
               Debt securities issued by foreign
               governments                                       85,367           6,194          (228)           91,333
               All other corporate bonds                      1,077,211          59,972        (1,387)        1,135,796
               Redeemable preferred stock                           981              48            (9)            1,020
                                                             ----------        --------       -------        ----------
                   Total Available For Sale                  $1,571,121        $108,971       $(1,972)       $1,678,120
                                                             ==========        ========       =======        ==========

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


          DECEMBER 31, 1996                                                       GROSS          GROSS
          ($ in thousands)                                       AMORTIZED    UNREALIZED      UNREALIZED           FAIR
                                                                    COST         GAINS          LOSSES             VALUE
                                                                    ----         -----          ------             -----

          AVAILABLE FOR SALE:
               Mortgage-backed securities - CMOs and
               pass-through securities                            $154,788       $  3,312        $(901)           $157,199
               U.S. Treasury securities and obligations of
               U.S. Government and government agencies and
               authorities                                         255,858         16,855          (61)            272,652
               Obligations of states and political
               subdivisions                                         16,124            263         (189)             16,198
               Debt securities issued by foreign
               governments                                         109,120          3,215       (1,447)            110,888
               All other corporate bonds                           904,831         28,204       (5,387)            927,648
               Redeemable preferred stock                               85              -            -                  85
                                                                ----------        -------      -------          ----------
                   Total Available For Sale                     $1,440,806        $51,849      $(7,985)         $1,484,670
                                                                ==========        =======      =======          ==========

     The amortized cost and fair value of fixed maturities available for sale at December 31, 1997, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          ($ in thousands)                                        AMORTIZED             FAIR
                                                                     COST               VALUE

          MATURITY:
               Due in one year or less                            $   17,978         $   18,312
               Due after 1 year through 5 years                      211,272            216,191
               Due after 5 years through 10 years                    381,690            401,338
               Due after 10 years                                    815,260            889,327
                                                                  ----------         ----------
                                                                   1,426,200          1,525,168
                                                                  ----------         ----------
               Mortgage-backed securities                            144,921            152,952
                                                                  ----------         ----------
                   Total Maturity                                 $1,571,121         $1,678,120
                                                                  ==========         ==========

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     At December 31, 1997 and 1996, the Company held CMOs with a market value of $122.8 million and $126.3 million, respectively. The Company's CMO holdings were 97.5% and 97.6% collateralized by GNMA, FNMA or FHLMC securities at December 31, 1997 and 1996, respectively.

     Equity Securities

     The cost and market values of investments in equity securities were as follows:

          EQUITY SECURITIES:                                                       GROSS           GROSS
          ($ in thousands)                                                      UNREALIZED       UNREALIZED
                                                                   COST            GAINS           LOSSES        FAIR VALUE
                                                                   ----            -----           ------        ----------

          DECEMBER 31, 1997
               Common stocks                                     $ 3,318           $  583          $ (70)         $ 3,831
               Non-redeemable preferred stocks                    11,774              931           (247)          12,458
                                                                 -------           ------          -----          -------
                   Total Equity Securities                       $15,092           $1,514          $(317)         $16,289
                                                                 -------           ------          -----          -------

          DECEMBER 31, 1996

               Common stocks                                     $ 2,722           $3,441          $(163)         $ 6,000
               Non-redeemable preferred stocks                     9,674              323            (95)           9,902
                                                                 -------           ------          -----          -------
                   Total Equity Securities                       $12,396           $3,764          $(258)         $15,902
                                                                 -------           ------          ------         -------

     Proceeds from sales of equity securities were $12.4 million and $20.3 million in 1997 and 1996, respectively. Gross gains of $8.6 million and $4.7 million and gross losses of $172 thousand and $155 thousand in 1997 and 1996, respectively, were realized on those sales.

     Mortgage Loans and Real Estate Held For Sale

     Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure, foreclosed loans and loans modified at interest rates below market.

     At December 31, 1997 and 1996, the Company's mortgage loan portfolios and real estate held for sale consisted of the following:

          ($ in thousands)                                           1997              1996
                                                                     ----              ----

          Current Mortgage Loans                                  $ 160,247          $128,292
          Underperforming Mortgage Loans                                  -               148
                                                                  ---------          --------
               Total                                                160,247           128,440
                                                                  ---------          --------
          Real Estate Held For Sale                                       -            10,111
                                                                  ---------          --------
               Total                                              $ 160,247          $138,551
                                                                  ---------          --------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Aggregate annual maturities on mortgage loans at December 31, 1997 are as follows:

          ($ in thousands)

          Past Maturity                                            $      -
          1998                                                        5,108
          1999                                                        8,773
          2000                                                        8,920
          2001                                                       11,352
          2002                                                       17,986
          Thereafter                                                108,108
                                                                   --------
               Total                                               $160,247
                                                                   ========

     Joint Venture

     In October 1997, TIC and Tishman Speyer Properties (Tishman), a worldwide real estate owner, developer and manager, formed a joint real estate venture with an initial equity commitment of $792 million. TIC and certain of its affiliates committed $420 million in real estate equity and $100 million in cash while Tishman committed $272 million in properties and cash. Both companies are serving as asset managers for the venture and Tishman is primarily responsible for the venture's real estate acquisition and development efforts. The Company's investment in the joint venture totaled $54.8 million at December 31, 1997.

     Concentrations

     At December 31, 1997 and 1996, the Company had investments of $50.8 million and $75.1 million in the State of Israel, respectively. Additionally, in 1996 the Company had $40.6 million in Merrill Lynch Trust Series 45.

     The Company participates in a short-term investment pool maintained by an affiliate. See Note 8.

     Included in fixed maturities are below investment grade assets totaling $76.7 million and $81.7 million at December 31, 1997 and 1996, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade bonds.

     The Company also had concentrations of investments, primarily fixed maturities, in the following industries:

          ($ in thousands)                               1997           1996
                                                         ----           ----

          Transportation                                $138,903      $  86,819
          Banking                                        130,966         71,506
          Electric utilities                             106,724         76,426
                                                         -------         ------

     Below investment grade assets included in the preceding table were not significant.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Concentrations of mortgage loans by property type at December 31, 1997 and 1996 were as follows:

          ($ in thousands)                               1997           1996
                                                         ----           ----

          Agricultural                                   $62,463        $49,801
          Office                                          47,453         35,333
          Retail                                          23,214         21,924
                                                          ------         ------

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

     Restructured Investments

     The Company had mortgage loan and debt securities which were restructured at below market terms totaling approximately $1.0 million at December 31, 1996. The new terms typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such assets was insignificant. Interest on these assets, included in net investment income was insignificant.


12.  LIFE AND ANNUITY DEPOSIT FUNDS AND RESERVES

     At December 31, 1997, the Company had $1.8 million of life and annuity deposit funds and reserves. Of that total, $1.5 million were not subject to discretionary withdrawal based on contract terms. The remaining $.3 million were life and annuity products that were subject to discretionary withdrawal by the contractholders. Included in the amount that is subject to discretionary withdrawal were $.2 million of liabilities that are surrenderable with market value adjustments. An additional $.1 million of the life insurance and individual annuity liabilities are subject to discretionary withdrawals with an average surrender charge of 4.8%. The life insurance risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


13. RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     The following table reconciles net income to net cash provided by (used in) operating activities:

          FOR THE YEAR ENDED DECEMBER 31,                                      1997            1996             1995
                                                                               ----            ----             ----
          ($ in thousands)

          Net Income From Continuing Operations                                 $71,372       $ 25,791         $ 28,917
               Adjustments to reconcile net income to cash provided by
               operating activities:
                   Realized (gains) losses                                      (44,871)         9,613          (18,713)
                   Deferred federal income taxes                                  4,344        (15,665)          11,964
                   Amortization of deferred policy acquisition costs and
                   value of insurance in force                                    6,036          3,286            1,563
                   Additions to deferred policy acquisition costs               (56,975)       (20,753)          (3,109)
                   Investment income accrued                                        908          1,308             (819)
                   Premium balances receivable                                   (3,450)        (3,561)          (2,277)
                   Insurance reserves and accrued expenses                        3,981        (16,459)         (20,081)
                   Other                                                         26,673        (13,419)         (46,076)
                                                                                 ------       --------         --------
                   Net cash provided by (used in) operations                     $8,018       $(29,859)        $(48,631)
                                                                                 ------       --------         --------


14.  NON-CASH INVESTING AND FINANCING ACTIVITIES

     There were no significant non-cash investing and financing activities for 1997, 1996 and 1995.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed:
         (1)  Financial Statements.  See index on page 9 of this report.
         (2) Financial Statement Schedules. See index on page 37 of this report.
         (3)  Exhibits.  See Exhibit Index on page 35.


(b)  Reports on Form 8-K:


No reports on Form 8-K were filed during the fourth quarter of 1997.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION                                                       FILING METHOD
-----------       -----------                                                       -------------
         3.       Articles of Incorporation and By-Laws

                  a.)  Charter of The Travelers Life and Annuity Company (the
                       "Company"), as amended on April 10, 1990, incorporated herein by reference to Exhibit 6(a) to the Registration
                       Statement on Form N-4, File No. 33-58131, filed on March
                       17, 1995.

                  b.) By-laws of the Company as amended October 20, 1994, incorporated herein by reference to Exhibit 6(b) to the Registration Statement on Form N-4, File No.
                       33-58131, filed on March 17, 1995.

        27.       Financial Data Schedule                                          Electronic

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                  (Registrant)

         By:      /s/ Ian R. Stuart
                  ------------------------------
                  Ian R. Stuart
                  Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 1998.

SIGNATURE                            CAPACITY
---------                            --------
/s/ Michael A. Carpenter             Director, Chairman of the Board
--------------------------------     and Chief Executive Officer
(Michael A. Carpenter)               (Principal Executive Officer)


/s/ Ian R. Stuart                    Director and Chief Financial Officer
--------------------------------     (Principal Financial Officer and Principal
(Ian R. Stuart)                      Accounting Officer)


/s/ Katherine M. Sullivan            Director
--------------------------------
(Katherine M. Sullivan)

/s/ Marc P. Weill                    Director
--------------------------------
(Marc P. Weill)

/s/ Robert I. Lipp                   Director
--------------------------------
(Robert I. Lipp)

/s/ Jay S. Benet                     Director
--------------------------------
(Jay S. Benet)

/s/ George C. Kokulis                Director
--------------------------------
(George C. Kokulis)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities pursuant to
Section 12 of the Act: NONE

No Annual Report to Security Holders covering the registrant's last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                                                     Page
                                                                                                                     ----

The Travelers Life and Annuity Company
     Independent Auditors' Report                                                                                       10
     Statements of Income and Retained Earnings                                                                         11
     Balance Sheets                                                                                                     12
     Statements of Cash Flows                                                                                           13
     Notes to Financial Statements                                                                                      14

Independent Auditors' Report                                                                                            38

Schedule I - Summary of Investments - Other than Investments in Related Parties 1997                                    39

Schedule III - Supplementary Insurance Information 1995-1997                                                            40

Schedule IV - Reinsurance 1995-1997                                                                                     41


All other schedules are inapplicable for this filing.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
The Travelers Life and Annuity Company:

Under date of January 26, 1998, we reported on the balance sheets of The Travelers Life and Annuity Company as of December 31, 1997 and 1996, and the related statements of income and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in this Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                       /s/ KPMG Peat Marwick LLP





Hartford, Connecticut
January 26, 1998

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997



                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                ($ in thousands)

TYPE OF INVESTMENT                                                                                      AMOUNT SHOWN IN
                                                                          COST           VALUE         BALANCE SHEET (1)
                                                                          ----           -----         -----------------

Fixed Maturities:
     Bonds:
         U.S. Government and government agencies and authorities         $  312,188      $  350,269         $  350,269
         States, municipalities and political subdivisions                   14,560          14,950             14,950
         Foreign governments                                                 85,367          91,333             91,333
         Public utilities                                                   171,902         179,592            179,592
         Convertible bonds and bonds with warrants attached                  12,372          13,297             13,297
         All other corporate bonds                                          973,751       1,027,659          1,027,659
                                                                            -------       ---------          ---------
              Total Bonds                                                 1,570,140       1,677,100          1,677,100
     Redeemable Preferred Stocks                                                981           1,020              1,020
                                                                         ----------      ----------          ---------
         Total Fixed Maturities                                          $1,571,121      $1,678,120          1,678,120
                                                                         ----------      ----------          ---------

Equity Securities:
     Common Stocks:
         Industrial, miscellaneous and all other                              3,318           3,831              3,831
                                                                              -----           -----              -----
              Total Common Stocks                                             3,318           3,831              3,831
     Non-Redeemable Preferred Stocks                                         11,774          12,458             12,458
                                                                            -------         -------            -------
         Total Equity Securities                                            $15,092         $16,289            $16,289
                                                                            -------         -------            -------

Mortgage Loans                                                              160,247                            160,247
Policy Loans                                                                  2,894                              2,894
Short-Term Securities                                                       169,229                            169,229
Other Investments                                                           118,848                            118,348
                                                                         ----------                         ----------
         Total Investments                                               $2,037,431                         $2,145,127
                                                                         ==========                         ==========

(1) Determined in accordance with methods described in Notes 1 and 11 of Notes to Financial Statements.

                 (See accompanying Independent Auditors' Report)

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                    1995-1997
                                ($ in thousands)



                DEFERRED POLICY          FUTURE POLICY                                        BENEFITS,
                ACQUISITION COSTS AND    BENEFITS, LOSSES,                    NET             CLAIMS, LOSSES
                VALUE OF INSURANCE IN    CLAIMS AND LOSS       PREMIUM        INVESTMENT      AND SETTLEMENT
                FORCE                    EXPENSES (1)          REVENUE        INCOME          EXPENSES
                -----                    ------------          -------        ------          --------

1997                     $90,966              $1,790,573          $35,190         $168,653        $130,804

1996                      40,027               1,549,804           17,462          151,326         112,892

1995                      22,560               1,490,419           10,691          123,197         104,290





                AMORTIZATION OF DEFERRED POLICY    OTHER
                ACQUISITION COSTS AND VALUE OF     OPERATING      PREMIUMS
                INSURANCE IN FORCE                 EXPENSES       WRITTEN
                ------------------                 --------       -------

1997                          $6,036                   $10,462       $35,190

1996                           3,286                     5,691        17,462

1995                           1,563                     4,598        10,691






(1)  Includes contractholder funds.


                 (See accompanying Independent Auditors' Report)

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                   SCHEDULE IV
                                   REINSURANCE
                                ($ in thousands)


                                                              CEDED TO OTHER    ASSUMED FROM                     PERCENTAGE OF
                                              GROSS AMOUNT       COMPANIES     OTHER COMPANIES   NET AMOUNT    AMOUNT ASSUMED TO NET
                                              ------------       ---------     ---------------   ----------    ---------------------
YEAR ENDED DECEMBER 31, 1997
Life Insurance In Force                        $5,860,579       $4,601,196           $  -         $1,259,383            -%

Premiums:
     Group annuity                              $     425       $        -           $  -          $     425
     Individual life                               13,907            2,404              -             11,503
     Structured settlements                        23,262                -              -             23,262
                                                   ------           ------           ----             ------
         Total Premiums                           $37,594           $2,404           $  -            $35,190            -%
                                                  =======           ======           ====            =======


YEAR ENDED DECEMBER 31, 1996

Life Insurance In Force                        $3,123,183       $2,328,683           $  -           $794,500            -%

Premiums:
     Group annuity                               $  2,109          $     -           $  -           $  2,109
     Individual life                                8,201              953              -              7,248
     Structured settlements                         8,105                -              -              8,105
                                                    -----             ----           ----              -----
         Total Premiums                           $18,415             $953           $  -             $17,462           -%
                                                  =======             ====           ====             =======



YEAR ENDED DECEMBER 31, 1995

Life Insurance In Force                           $874,859        $698,948           $  -            $175,911           -%

Premiums:
     Group annuity                               $     445         $     -           $  -          $     445
     Individual life                                 2,693             486              -              2,207
     Structured settlements                          8,039               -              -              8,039
                                                     -----            ----           ----              -----
         Total Premiums                            $11,177            $486           $  -            $10,691            -%
                                                   =======            ====           ====            =======


                 (See accompanying Independent Auditors' Report)