Form 10-Q
period 1998-03-31
TRAVELERS LIFE & ANNUITY CO
filed 1998-05-13
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

    /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________



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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              Page

ITEM 1.  FINANCIAL STATEMENTS

Condensed Statements of Income and Retained Earnings for the
Three Months Ended March 31, 1998 and 1997 (unaudited).........................3

Condensed Balance Sheets as of March 31, 1998 (unaudited) and
December 31, 1997..............................................................4

Condensed Statements of Cash Flows for the
Three Months Ended March 31, 1998 and 1997 (unaudited).........................5

Notes to Condensed Financial Statements (unaudited)............................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................9


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................12



SIGNATURES....................................................................13

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
        CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                                ($ IN THOUSANDS)



                                                                                             THREE MONTHS ENDED MARCH 31,
----------------------------------------------------------------------------------------       -----------------------
                                                                                                 1998           1997
                                                                                               --------       --------
REVENUES

Premiums                                                                                       $  9,035       $  6,091
Net investment income                                                                            40,028         39,245
Realized investment gains                                                                         2,936          7,285
Other revenues                                                                                    5,008          1,587
----------------------------------------------------------------------------------------       --------       --------
     Total Revenues                                                                            $ 57,007       $ 54,208
----------------------------------------------------------------------------------------       --------       --------

BENEFITS AND EXPENSES

Current and future insurance benefits                                                            23,078         24,300
Interest credited to contractholders                                                             12,134          6,270
Amortization of deferred acquisition costs and
   value of insurance in force                                                                    1,779          1,901
Other operating expenses                                                                          3,446          1,838
----------------------------------------------------------------------------------------       --------       --------
     Total Benefits and Expenses                                                               $ 40,437       $ 34,309
----------------------------------------------------------------------------------------       --------       --------

Income before federal income taxes                                                               16,570         19,899

Federal income taxes                                                                              5,787          6,950
----------------------------------------------------------------------------------------       --------       --------

Net income                                                                                       10,783         12,949
Retained earnings at beginning of period                                                        225,070        167,698
----------------------------------------------------------------------------------------       --------       --------
Retained earnings at end of period                                                             $235,853       $180,647
========================================================================================       ========       ========





                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                ($ IN THOUSANDS)


                                                                            MARCH 31, 1998   DECEMBER 31, 1997
-----------------------------------------------------------------------       ----------       ----------
ASSETS                                                                       (UNAUDITED)
Investments                                                                   $2,342,114       $2,145,127
Separate and variable accounts                                                 1,138,287          812,059
Deferred acquisition costs and value of insurance in force                       110,872           90,966
Deferred federal income taxes                                                     34,600           33,661
Other assets                                                                      83,866           73,414
-----------------------------------------------------------------------       ----------       ----------
     Total Assets                                                             $3,709,739       $3,155,227
-----------------------------------------------------------------------       ----------       ----------

LIABILITIES

Future policy benefits                                                           972,809          971,602
Contractholder funds                                                             899,568          818,971
Separate and variable accounts                                                 1,138,287          812,059
Other liabilities                                                                221,207           86,934
-----------------------------------------------------------------------       ----------       ----------
     Total Liabilities                                                        $3,231,871       $2,689,566
-----------------------------------------------------------------------       ----------       ----------

SHAREHOLDER'S EQUITY

Common stock, par value $100; 100,000 shares authorized; 30,000
   issued and outstanding                                                          3,000            3,000
Additional paid-in capital                                                       167,314          167,314
Retained earnings                                                                235,853          225,070
Accumulated other changes in equity from nonowner sources                         71,701           70,277
-----------------------------------------------------------------------       ----------       ----------
     Total Shareholder's Equity                                               $  477,868       $  465,661
-----------------------------------------------------------------------       ----------       ----------

     Total Liabilities and Shareholder's Equity                               $3,709,739       $3,155,227
=======================================================================       ==========       ==========






                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           INCREASE (DECREASE) IN CASH
                                ($ IN THOUSANDS)


THREE MONTHS ENDED MARCH 31,                                                                      1998             1997
----------------------------------------------------------------------------------------       ---------        ---------
Net cash provided by (used in) operating activities                                            $ (34,736)       $   2,451
----------------------------------------------------------------------------------------       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                                         20,086           15,000
         Mortgage loans                                                                            7,159            1,576
     Proceeds from sales of investments
         Fixed maturities                                                                        119,183          196,259
         Equity securities                                                                         2,765            3,046
         Real estate held for sale                                                                    --            6,371
     Purchases of investments
         Fixed maturities                                                                       (278,309)        (159,025)
         Equity securities                                                                       (11,098)          (2,013)
         Mortgage loans                                                                           (5,400)          (8,930)
     Policy loans, net                                                                              (441)            (244)
     Short-term securities (purchases) sales, net                                                 15,260          (70,349)
     Other investments (purchases) sales, net                                                     (5,298)           2,271
     Securities transactions in course of settlement                                              89,260            3,090
----------------------------------------------------------------------------------------       ---------        ---------
     Net cash used in investing activities                                         (46,833)         (12,948)
----------------------------------------------------------------------------------------       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                                113,490           11,519
     Contractholder fund withdrawals                                                             (32,893)          (1,022)
----------------------------------------------------------------------------------------       ---------        ---------
     Net cash provided by financing activities                                                    80,597           10,497
----------------------------------------------------------------------------------------       ---------        ---------

Net increase (decrease) in cash                                                                     (972)              --

Cash at beginning of period                                                                        1,563               --
----------------------------------------------------------------------------------------       ---------        ---------
Cash at end of period                                                                          $     591        $      --
========================================================================================       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid (received)                                                              $  10,315        $  (1,145)
========================================================================================       =========        =========



                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   GENERAL

     The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company, an indirect wholly-owned subsidiary of Travelers Group Inc. (Travelers Group), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary (all which were normal recurring adjustments), for a fair statement of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1997.

     ACCOUNTING CHANGES

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125" (FAS 127), which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of FAS 127 created additional assets and liabilities on the Company's condensed consolidated statement of financial position related to the recognition of securities provided and received as collateral. At March 31, 1998, the impact of FAS 127 on the Company's condensed consolidated statement of financial position was not significant.

     Reporting Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are required to be reported in an annual financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other changes in stockholder's equity from nonowner sources. The accumulated balance of other changes in equity from nonowner sources is required to be displayed separately from retained earnings and additional paid-in capital in the balance sheet. The adoption of FAS 130 resulted primarily in the reporting of unrealized gains and losses on investments in debt and equity securities in changes in equity from nonowner sources. The Company's total changes in equity from nonowner sources are as follows:

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
($ in thousands)                                           1998           1997
                                                         -------       --------
Net income                                               $10,783       $ 12,949
Other changes in equity from nonowner sources              1,424        (39,674)
                                                         -------       --------
     Total Changes in Equity from Nonowner Sources       $12,207       $(26,725)
                                                         =======       ========

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


    FUTURE APPLICATION OF ACCOUNTING STANDARDS

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC of the AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized or expensed. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and the effect of the initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The Company is currently determining what impact, if any, that SOP 98-1 will have on its consolidated financial statements or when it will be implemented, but does not believe the impact, if any, will have a material effect on the results of operations, financial condition or liquidity of the Company.

    In December 1997, the AcSEC of the AICPA issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The Company has not yet determined when it will implement SOP 97-3 and does not anticipate any material impact on the Company's financial condition, results of operations or liquidity.

    In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. FAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (FAS
    14). FAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS 131 is effective for fiscal years beginning after December 15, 1997 and need not be applied to interim financial statements in the initial year of application. The Company's reportable operating segment will not change as a result of the adoption of FAS 131.

    Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


2.  SHAREHOLDER'S EQUITY

    Statutory capital and surplus of the Company was $328.2 million at December 31, 1997. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $63.6 million is available in 1998 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company has not paid dividends to its parent during the three months ended March 31, 1998.


3.  COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of March 31, 1998, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

4.  SUBSEQUENT EVENT

    On April 6, 1998, Travelers Group announced that it had entered into a Merger Agreement with Citicorp, pursuant to which Citicorp will be merged with and into a newly formed, wholly owned subsidiary of Travelers Group (the Merger).

    In order to consummate the Merger, Travelers Group will apply to the Board of Governors of the Federal Reserve System (the Federal Reserve Board) to become a bank holding company under the provisions of the Bank Holding Company Act of 1956 (the BHCA). A bank holding company and its affiliates may not engage in activities that are not permissible under the BHCA, including, generally, insurance underwriting. However, under present rules, the Company's existing businesses can be retained and operated by Travelers Group for at least a two-year period after the Merger (the BHCA Compliance Period), which may be extended for three additional one-year periods by the Federal Reserve Board, if, in its judgment, an extension would not be detrimental to the public interest.

    Upon consummation of the Merger, and as a direct result of Travelers Group becoming a bank holding company, the BHCA will impose certain restrictions on Travelers Group's operations going forward, including the ability to make acquisitions of certain insurance underwriters. It is not expected that such restrictions will impede the Company's existing businesses in any material respect or preclude Travelers Group from expanding its existing insurance underwriting activities (other than by acquisition of certain insurance underwriters). At this time, the Company believes that its compliance with applicable law following the Merger will not have a material adverse effect on the Company's financial condition or results of operations.

    There is pending federal legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislations will be enacted. At the expiration of the BHCA Compliance Period, Travelers Group will evaluate its alternatives in order to comply with whatever laws are then applicable.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

RESULTS OF OPERATIONS ($ in millions)

            FOR THE THREE MONTHS ENDED MARCH 31,              1998        1997
                                                              ----        ----

            Revenues                                         $57.0       $54.2
                                                             =====       =====
            Net income (1)                                   $10.8       $12.9
                                                             =====       =====

(1) Net income includes $1.9 million and $4.7 million of reported investment portfolio gains in 1998 and 1997, respectively.

The Travelers Life and Annuity Company (the Company) offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. It also provides individual structured settlement annuities and single premium group annuity close-out contracts.

The individual life and deferred annuity business is marketed primarily through the Financial Consultants of Salomon Smith Barney, an affiliate of the Company, and a nationwide network of independent agents. The majority of the annuity business and a substantial portion of the individual life business written by the Company is accounted for as investment contracts, with the result that the amounts collected from contractholders are not included in revenues.

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

Net income for the three months ended March 31, 1998 was $10.8 million, compared to $12.9 million for the three months ended March 31, 1997. Excluding net realized investment gains and losses, operating earnings increased from $8.2 million in 1997 to $8.9 million in 1998. This increase was primarily driven by an increase in management fee income attributable to the growth in the Company's deferred annuity business.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


PREMIUMS AND DEPOSITS ($ in thousands)

FOR THE THREE MONTHS ENDED MARCH 31,                      1998           1997
                                                       --------       --------

Deferred annuities                                     $310,714       $ 86,026
Structured settlements                                    9,534         20,575
Universal life                                           20,611          6,484
Traditional life                                          3,353          2,056
Single premium group close-out                              283            126
                                                       --------       --------
                                           Total       $344,495       $115,267
                                                       ========       ========

The increase in deferred annuity and universal life deposits is attributable to strong sales of products distributed by the Financial Consultants of Salomon Smith Barney, an affiliate of the Company. The structured settlement decrease reflects a change in Company policy. All new structured settlements are now being sold by The Travelers Insurance Company, the Company's parent.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $2.9 billion at March 31, 1998, up from $1.9 billion at March 31, 1997, primarily as a result of growth in the individual life and deferred annuity business.


PENDING MERGER

On April 6, 1998, Travelers Group announced that it had entered into a Merger Agreement with Citicorp, pursuant to which Citicorp will be merged with and into a newly formed, wholly owned subsidiary of Travelers Group (the Merger).

In order to consummate the Merger, Travelers Group will apply to the Board of Governors of the Federal Reserve System (the Federal Reserve Board) to become a bank holding company under the provisions of the Bank Holding Company Act of 1956 (the BHCA). A bank holding company and its affiliates may not engage in activities that are not permissible under the BHCA, including, generally, insurance underwriting. However, under present rules, the Company's existing businesses can be retained and operated by Travelers Group for at least a two-year period after the Merger (the BHCA Compliance Period), which may be extended for three additional one-year periods by the Federal Reserve Board, if, in its judgment, an extension would not be detrimental to the public interest.


INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At March 31, 1998, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1998 without prior approval of the Connecticut Insurance Department is $63.3 million. The Company has not paid dividends to its parent during the three months ended March 31, 1998.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


YEAR 2000

In 1996, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue involves the ability of computer systems that have time-sensitive programs to properly recognize the year 2000. The inability to do so could result in major failures or miscalculations. The Company has a comprehensive plan in progress to address its internal year 2000 issue with modifications to existing programs and conversions to new programs to bring all of its critical business systems into year 2000 compliance by year-end 1998. The total cost associated with the required modifications and conversions, which are expensed as incurred, is not expected to have a material effect on the Company's financial position, results of operations or liquidity. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has confirmed their plans to address year 2000 issues. While the Company has been advised that these efforts by third party vendors and customers will be successfully completed in a timely manner, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.


FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 to the Condensed Financial Statements for a discussion of recently issued accounting pronouncements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

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

      3.02 By-laws of the Company, as amended on October 20, 1994, incorporated herein by reference to Exhibit 6(b) to the Registration Statement on Form N-4, File No. 33-58131, filed on March 17, 1995.

      27.01       Financial Data Schedule                                                 Electronic


(b)  REPORTS ON FORM 8-K.

On April 22, 1998, the Company filed a current report on Form 8-K dated April 5, 1998, reporting under Item 5 thereof, that Travelers Group Inc., the Company's ultimate parent, had entered into a Merger Agreement with Citicorp, pursuant to which Citicorp will be merged with and into Travelers Group Inc.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                THE TRAVELERS LIFE AND ANNUITY COMPANY
                                                --------------------------------------
                                                               (Registrant)


Date            May 13, 1998                    /s/ Ian R. Stuart
    ---------------------------------------     -----------------
                                                Ian R. Stuart
                                                Chief Financial Officer and Chief Accounting Officer
                                                (Principal Financial Officer)