Form 10-Q
period 1998-06-30
TRAVELERS LIFE & ANNUITY CO
filed 1998-08-13
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

         X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---            THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

         ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    --------


                         COMMISSION FILE NUMBER 33-58677


                     THE TRAVELERS LIFE AND ANNUITY COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        CONNECTICUT                                             06-0904249
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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                 Page

ITEM 1.  FINANCIAL STATEMENTS

Condensed Statements of Income and Retained Earnings for the
Three and Six Months Ended June 30, 1998 and 1997 (unaudited)....................3

Condensed Balance Sheets as of June 30, 1998 (unaudited) and
December 31, 1997................................................................4

Condensed Statements of Cash Flows for the
Six Months Ended June 30, 1998 and 1997 (unaudited)..............................5

Notes to Condensed Financial Statements (unaudited)..............................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................9



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................12



SIGNATURES......................................................................13

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
        CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                                ($ IN THOUSANDS)

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
----------------------------------------------------------------------------------------------------------------------------
                                                               1998             1997             1998            1997
                                                               ----             ----             ----            ----
REVENUES
Premiums                                                     $   3,495        $   5,518       $  12,530        $  11,609
Net investment income                                           41,753           40,530          81,781           79,775
Realized investment gains                                        4,279            5,599           7,215           12,884
Other revenues                                                   6,551            1,868          11,559            3,455
----------------------------------------------------------------------------------------------------------------------------
     Total Revenues                                             56,078           53,515         113,085          107,723
----------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES

Current and future insurance benefits                           18,094           19,093          41,172           43,392
Interest credited to contractholders                            12,228            7,718          24,362           13,988
Amortization of deferred acquisition costs and
   value of insurance in force                                   5,592              764           7,371            2,666
Other operating expenses                                         3,287            2,729           6,733            4,567
----------------------------------------------------------------------------------------------------------------------------
     Total Benefits and Expenses                                39,201           30,304          79,638           64,613
----------------------------------------------------------------------------------------------------------------------------

Income before federal income taxes                              16,877           23,211          33,447           43,110

Federal income taxes                                             5,893            8,109          11,680           15,059
----------------------------------------------------------------------------------------------------------------------------

Net income                                                      10,984           15,102          21,767           28,051
Retained earnings at beginning of period                       235,853          180,647         225,070          167,698
----------------------------------------------------------------------------------------------------------------------------
Retained earnings at end of period                            $246,837         $195,749        $246,837         $195,749
============================================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                              JUNE 30, 1998            DECEMBER 31, 1997
----------------------------------------------------------------------- --------------------------- -------------------------
ASSETS                                                                         (UNAUDITED)

Investments                                                                      $2,263,067                 $2,145,127
Separate and variable accounts                                                    1,358,143                    812,059
Deferred acquisition costs and value of insurance in force                          127,487                     90,966
Deferred federal income taxes                                                        21,284                     33,661
Other assets                                                                         80,070                     71,192
----------------------------------------------------------------------- --------------------------- -------------------------
     Total Assets                                                                $3,850,051                 $3,153,005
----------------------------------------------------------------------- --------------------------- -------------------------

LIABILITIES

Future policy benefits                                                           $  967,964                 $  971,602
Contractholder funds                                                                916,223                    818,971
Separate and variable accounts                                                    1,358,143                    812,059
Other liabilities                                                                   102,195                     84,712
----------------------------------------------------------------------- --------------------------- -------------------------
     Total Liabilities                                                            3,344,525                  2,687,344
----------------------------------------------------------------------- --------------------------- -------------------------

SHAREHOLDER'S EQUITY

Common stock, par value $100; 100,000 shares authorized; 30,000
   issued and outstanding                                                             3,000                      3,000
Additional paid-in capital                                                          167,314                    167,314
Retained earnings                                                                   246,837                    225,070
Accumulated other changes in equity from nonowner sources                            88,375                     70,277
----------------------------------------------------------------------- --------------------------- -------------------------
     Total Shareholder's Equity                                                     505,526                    465,661
----------------------------------------------------------------------- --------------------------- -------------------------

     Total Liabilities and Shareholder's Equity                                  $3,850,051                 $3,153,005
======================================================================= =========================== =========================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           INCREASE (DECREASE) IN CASH
                                ($ IN THOUSANDS)

SIX MONTHS ENDED JUNE 30,                                                                      1998             1997
---------------------------------------------------------------------------------------- ----------------- ----------------
Net cash provided by (used in) operating activities                                         $(46,640)          $20,808
---------------------------------------------------------------------------------------- ----------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                                     56,781            81,423
         Mortgage loans                                                                       18,076             5,585
     Proceeds from sales of investments
         Fixed maturities                                                                    349,859           540,058
         Equity securities                                                                     4,350             9,579
         Mortgage loans                                                                            -             3,913
         Real estate held for sale                                                                 -             4,493
     Purchases of investments
         Fixed maturities                                                                   (457,513)         (717,358)
         Equity securities                                                                   (12,570)           (6,259)
         Mortgage loans                                                                       (9,395)          (30,584)
     Policy loans, net                                                                          (992)             (597)
     Short-term securities purchases, net                                                    (14,495)          (55,096)
     Other investments purchases, net                                                         (7,545)           (2,576)
     Securities transactions in course of settlement, net                                     23,010            14,419
---------------------------------------------------------------------------------------- ----------------- ----------------
     Net cash used in investing activities                                                   (50,434)         (153,000)
---------------------------------------------------------------------------------------- ----------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                            165,929           190,334
     Contractholder fund withdrawals                                                         (68,677)          (58,138)
---------------------------------------------------------------------------------------- ----------------- ----------------
     Net cash provided by financing activities                                                97,252           132,196
---------------------------------------------------------------------------------------- ----------------- ----------------

Net increase in cash                                                                             178                 4

Cash at beginning of period                                                                    1,563                 -
---------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                       $  1,741       $         4
======================================================================================== ================= ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                                                       $25,330           $17,267
======================================================================================== ================= ================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   GENERAL

     The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company, an indirect wholly owned subsidiary of Travelers Group Inc. (Travelers Group), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments), for a fair statement of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1997.

     ACCOUNTING CHANGES

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125" (FAS 127), which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of FAS 127 created additional assets and liabilities on the Company's condensed consolidated statement of financial position related to the recognition of securities provided and received as collateral. At June 30, 1998, the impact of FAS 127 on the Company's condensed consolidated statement of financial position was not significant.

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

                                                                 FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
      ($ in thousands)                                              1998            1997           1998            1997
                                                                    ----            ----           ----            ----
      Net income                                                   $10,984          $15,102       $21,767         $28,051
      Other changes in equity from nonowner sources                 16,674           35,212        18,098         (4,462)
                                                                    ------           ------        ------         ------
         Total Changes in Equity from Nonowner Sources             $27,658          $50,314       $39,865         $23,589
                                                                   =======          =======       =======         =======

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will become effective for the Company on January 1, 2000. FAS 133 will significantly change the accounting treatment of end-user derivative and foreign exchange contracts by the Company and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impacts of the new accounting standard.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC of the AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized or expensed. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and the effect of the initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The Company is currently determining what impact, if any, that SOP 98-1 will have on its consolidated financial statements or when it will be implemented.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.


2.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $328.2 million at December 31, 1997. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $63.6 million is available in 1998 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company has not paid dividends to its parent during the six months ended June 30, 1998.


3.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of June 30, 1998, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


4.    PENDING MERGER

     On April 6, 1998, Travelers Group announced that it had entered into a merger agreement with Citicorp, pursuant to which Citicorp will be merged with and into a newly formed, wholly owned subsidiary of Travelers Group (the Merger). On July 22, 1998, the stockholders of Travelers Group and Citicorp approved the Merger.

     In order to consummate the Merger, Travelers Group has applied to the Board of Governors of the Federal Reserve System (the Federal Reserve Board) to become a bank holding company under the provisions of the Bank Holding Company Act of 1956 (the BHCA). A bank holding company and its affiliates may not engage in activities that are not permissible under the BHCA, including, generally, insurance underwriting. However, under current law, the Company's existing businesses can be retained and operated by Travelers Group for at least a two-year period after the Merger (the BHCA Compliance Period), which may be extended for three additional one-year periods by the Federal Reserve Board, if, in its judgment, an extension would not be detrimental to the public interest.

     Upon consummation of the Merger, and as a direct result of Travelers Group becoming a bank holding company, the BHCA will impose certain restrictions on Travelers Group's operations going forward, including the ability to make acquisitions of certain insurance underwriters domesticated in the United States. It is not expected that such restrictions will impede the Company's existing businesses in any material respect or preclude Travelers Group from expanding its existing insurance underwriting activities (other than by acquisition of certain insurance underwriters). At this time, the Company believes that compliance with applicable law by Travelers Group and the Company following the Merger will not have a material adverse effect on the Company's financial condition or results of operations.

     There is pending federal legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislation will be enacted. Before the expiration of the BHCA Compliance Period, each of the Company and Travelers Group will evaluate its alternatives in order to comply with whatever laws are then applicable.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

RESULTS OF OPERATIONS ($ in millions)

            FOR THE SIX MONTHS ENDED JUNE 30,                         1998              1997
                                                                      ----              ----
            Revenues                                                  $113.1            $107.7
                                                                      ======            ======
            Net income (1)                                             $21.8             $28.1
                                                                       =====             =====

(1) Net income includes $4.7 million and $8.4 million of reported net after-tax investment portfolio gains in 1998 and 1997, respectively.

The Travelers Life and Annuity Company (the Company) offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. It also provides traditional life insurance and single premium group annuity close-out contracts.

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

The Company has reserves related to structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the assets held in the related separate account. The assets held in the separate account are owned by the Company and contractholders do not share in their investment performance. These contracts were purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TAP), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations. Effective April 1, 1998, any new contracts were, and will be, written out of the Company's parent, The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Travelers Group.

Net income for the six months ended June 30, 1998 was $21.8 million, compared to $28.1 million for the six months ended June 30, 1997. Excluding net realized investment gains and losses, operating earnings decreased from $19.7 million in 1997 to $17.1 million in 1998. This decrease was driven by the run-off of the structured settlement business and a decrease in the single premium group annuity close-out business investment margin, partially offset by strong investment results in the deferred annuity and universal life businesses.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

PREMIUMS AND DEPOSITS ($ in thousands)

FOR THE SIX MONTHS ENDED JUNE 30,                          1998              1997
                                                           ----              ----
Deferred annuities                                        $547,371          $237,737
Structured settlements                                       9,272            35,905
Universal life                                              41,944            13,076
Traditional life                                             7,136             4,573
Single premium group close-out                                 283               214
                                                          --------          --------
                                    Total                 $606,006          $291,505
                                                          ========          ========

The increase in deferred annuity and universal life deposits is attributable to strong sales of products distributed by the Financial Consultants of Salomon Smith Barney, an affiliate of the Company. The structured settlement decrease reflects a change in Company policy that all new structured settlements be sold by TIC.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $3.2 billion at June 30, 1998, up from $2.1 billion at June 30, 1997, primarily as a result of growth in the individual life and deferred annuity business.


PENDING MERGER

On April 6, 1998, Travelers Group announced that it had entered into a Merger Agreement with Citicorp, pursuant to which Citicorp will be merged with and into a newly formed, wholly owned subsidiary of Travelers Group (the Merger). On July 22, 1998, the stockholders of Travelers Group and Citicorp approved the Merger.

See Note 4 to the Condensed Financial Statements for a discussion of the pending merger.


INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At June 30, 1998, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1998 without prior approval of the Connecticut Insurance Department is $63.6 million. The Company has not paid any dividends to its parent during the six months ended June 30, 1998.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY



FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 to the Condensed Financial Statements for a discussion of recently issued accounting pronouncements.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe", "expect", "anticipate", "intend", "estimate", and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings and the conduct of the Company's business following the pending Citicorp merger.

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

\                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE TRAVELERS LIFE AND ANNUITY COMPANY
                                          (Registrant)


Date     August 13, 1998      /s/ Ian R. Stuart
        ----------------      ------------------
                              Ian R. Stuart
                              Chief Financial Officer and Chief Accounting
                                Officer
                              (Principal Financial Officer)