Form 10-Q
period 1998-09-30
TRAVELERS LIFE & ANNUITY CO
filed 1998-11-13
CIK 929498

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                Yes     X         No
                                    ---------        ---------

As of the date hereof, there were outstanding 30,000 shares of common stock, par value $100 per share, of the registrant, all of which were owned by The Travelers Insurance Company, an indirect wholly owned subsidiary of Citigroup Inc.


                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                  Page

ITEM 1.  FINANCIAL STATEMENTS

Condensed Statements of Income and Retained Earnings for the
Three and Nine Months Ended September 30, 1998 and 1997 (unaudited)..............3

Condensed Balance Sheets as of September 30, 1998 (unaudited) and
December 31, 1997................................................................4

Condensed Statements of Cash Flows for the
Nine Months Ended September 30, 1998 and 1997 (unaudited)........................5

Notes to Condensed Financial Statements (unaudited)..............................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................8



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................11


SIGNATURES......................................................................12

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
        CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                                ($ IN THOUSANDS)



                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
--------------------------------------------------------------------------------------------------
                                                   1998         1997         1998          1997
                                                   ----         ----         ----          ----
REVENUES

Premiums                                        $  5,459      $ 13,175      $ 17,989      $ 24,784
Net investment income                             44,266        42,505       126,047       122,280
Realized investment gains                          8,558         7,806        15,773        20,690
Other revenues                                     8,673         1,408        20,232         4,863
--------------------------------------------------------------------------------------------------
   Total Revenues                                 66,956        64,894       180,041       172,617
--------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES

Current and future insurance benefits             19,786        28,655        60,958        72,047
Interest credited to contractholders              13,275         8,816        37,637        22,804
Amortization of deferred acquisition costs
  and value of insurance in force and other
   operating expenses                              2,497         3,700        16,601        10,933
--------------------------------------------------------------------------------------------------
   Total Benefits and Expenses                    35,558        41,171       115,196       105,784
--------------------------------------------------------------------------------------------------

Income before federal income taxes                31,398        23,723        64,845        66,833

Federal income taxes                              10,861         8,213        22,541        23,272
--------------------------------------------------------------------------------------------------

Net income                                        20,537        15,510        42,304        43,561
Retained earnings at beginning of period         246,837       195,749       225,070       167,698
--------------------------------------------------------------------------------------------------
Retained earnings at end of period              $267,374      $211,259      $267,374      $211,259
==================================================================================================



                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                ($ IN THOUSANDS)


                                                 SEPTEMBER 30, 1998     DECEMBER 31, 1997
---------------------------------------------------------------------------------------
ASSETS                                               (UNAUDITED)

Investments                                          $2,459,140              $2,145,127
Separate and variable accounts                        1,525,641                 812,059
Deferred acquisition costs and value of
insurance in force                                      157,511                  90,966
Other assets                                             84,061                 104,853
---------------------------------------------------------------------------------------
   Total Assets                                      $4,226,353              $3,153,005
---------------------------------------------------------------------------------------

LIABILITIES

Future policy benefits                                 $965,445                $971,602
Contractholder funds                                    936,919                 818,971
Separate and variable accounts                        1,525,641                 812,059
Other liabilities                                       244,539                  84,712
---------------------------------------------------------------------------------------
   Total Liabilities                                  3,672,544               2,687,344
---------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY

Common stock, par value $100; 100,000 shares
  authorized; 30,000 issued and outstanding               3,000                   3,000
Additional paid-in capital                              167,314                 167,314
Retained earnings                                       267,374                 225,070
Accumulated other changes in equity from
nonowner sources                                        116,121                  70,277
---------------------------------------------------------------------------------------
   Total Shareholder's Equity                           553,809                 465,661
---------------------------------------------------------------------------------------

   Total Liabilities and Shareholder's Equity        $4,226,353              $3,153,005
=======================================================================================


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           INCREASE (DECREASE) IN CASH
                                ($ IN THOUSANDS)



NINE MONTHS ENDED SEPTEMBER 30,                                 1998            1997
--------------------------------------------------------------------------------------

Net cash provided by (used in)  operating activities         $  (8,440)      $  20,808
--------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
      Fixed maturities                                          80,619          81,423
      Mortgage loans                                            22,477           5,585
   Proceeds from sales of investments
      Fixed maturities                                         559,939         540,058
      Equity securities                                          6,449           9,579
      Mortgage loans                                                --           3,913
      Real estate held for sale                                     --           4,493
   Purchases of investments
      Fixed maturities                                        (768,359)       (717,358)
      Equity securities                                        (13,322)         (6,259)
      Mortgage loans                                           (18,305)        (30,584)
   Policy loans, net                                            (1,636)           (597)
   Short-term securities purchases, net                        (82,680)        (55,096)
   Other investments proceeds (purchases), net                   3,632          (2,576)
   Securities transactions in course of settlement, net        100,131          14,419
--------------------------------------------------------------------------------------
   Net cash used in investing activities                      (111,055)       (153,000)
--------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Contractholder fund deposits                                175,924         190,334
   Contractholder fund withdrawals                             (57,975)        (58,138)
--------------------------------------------------------------------------------------
   Net cash provided by financing activities                   117,949         132,196
--------------------------------------------------------------------------------------

Net increase (decrease) in cash                                 (1,546)              4

Cash at beginning of period                                      1,563              --
--------------------------------------------------------------------------------------
Cash at end of period                                        $      17       $       4
======================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                         $  25,959       $  21,655
======================================================================================


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

   The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company, an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments), for a fair statement of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1997.

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

   ACCOUNTING CHANGES

   Accounting for Transfers and Servicing of Financial Assets and
   Extinguishments of Liabilities

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125" (FAS 127), which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of FAS 127 created additional assets and liabilities on the Company's condensed statement of financial position related to the recognition of securities provided and received as collateral. At September 30, 1998, the impact of FAS 127 on the Company's condensed statement of financial position was not significant.

   Reporting Comprehensive Income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are required to be reported in an annual financial statement that is displayed with the same prominence as other financial statements. FAS 130 stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will accordingly represent the sum of net income and other changes in stockholder's equity from nonowner sources. The accumulated balance of other changes in equity from nonowner sources is required to be displayed separately from retained earnings and additional paid-in capital in the condensed balance sheet. The adoption of FAS 130 resulted primarily in the Company reporting unrealized gains and losses on investments in debt and equity securities in changes in equity from nonowner sources. The Company's total changes in equity from nonowner sources are as follows:


                                                     FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
   ($ in thousands)                                    1998         1997        1998         1997
                                                     -------      -------      -------      -------
Net income                                           $20,537      $15,510      $42,304      $43,561
Other changes in equity from nonowner sources         27,746       30,897       45,844       26,436
                                                     -------      -------      -------      -------
  Total Changes in Equity from Nonowner Sources      $48,283      $46,407      $88,148      $69,997
                                                     =======      =======      =======      =======

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)

   Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

   On July 1, 1998, the Company adopted (effective January 1, 1998) the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized or expensed. The adoption of SOP 98-1 did not have a material impact on the Company's financial condition, statement of operations or liquidity.


   FUTURE APPLICATION OF ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company has not yet determined the impact that FAS 133 will have on its financial statements.

   2. MERGER

   On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (the Merger) and subsequently, Travelers Group changed its name to Citigroup Inc.

   Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA) and the terms of an Order of the Federal Reserve Board effective September 23, 1998 (the Order).

   The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from October 8, 1998 to comply with all applicable provisions of the BHCA. Such period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest (the BHCA Compliance Period).

   It is not expected that the restrictions of the BHCA or the Order will impede the Company's existing business in any material respect, although the Company may be limited in its ability to make certain acquisitions. At this time, the Company believes that its compliance with applicable law and the Order will not have a material adverse effect on the Company's financial condition or results of operations.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)

   Before the expiration of the BHCA Compliance Period, each of the Company and Citigroup will evaluate its alternatives in order to comply with the laws applicable at the expiration of the BHCA Compliance Period.


3. SHAREHOLDER'S EQUITY

   Statutory capital and surplus of the Company was $328.2 million at December 31, 1997. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The maximum amount available in 1998 for dividend payments by the Company without prior approval of the Connecticut Insurance Department is $63.6 million. The Company has not paid dividends to its parent during the nine months ended September 30, 1998.


4. COMMITMENTS AND CONTINGENCIES

   The Company is a defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of September 30, 1998, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

RESULTS OF OPERATIONS ($ in millions)

       FOR THE NINE MONTHS ENDED SEPTEMBER 30,          1998             1997
                                                        ----             ----

       Revenues                                        $180.0           $172.6
                                                       ======           ======
       Net income (1)                                   $42.3            $43.6
                                                       ======           ======


(1) Net income includes $10.3 million and $13.4 million of reported net after-tax investment portfolio gains in 1998 and 1997, respectively.

The Travelers Life and Annuity Company (the Company) offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. It also provides traditional life insurance and single premium group annuity close-out contracts.

The individual life and deferred annuity business is marketed primarily through the Financial Consultants of Salomon Smith Barney Inc., an affiliate of the Company, and a nationwide network of independent agents. The majority of the annuity business and a substantial portion of the individual life business written by the Company is accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and not included in revenues.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

The Company has reserves related to structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the assets held in the related separate account. The assets held in the separate account are owned by the Company and contractholders do not share in their investment performance. These contracts were purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TAP), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations. Effective April 1, 1998, new contracts have been written out of the Company's parent, The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup).

Net income for the nine months ended September 30, 1998 was $42.3 million, compared to $43.6 million for the nine months ended September 30, 1997. Excluding net realized investment gains and losses, operating earnings increased from $30.1 million in 1997 to $32.1 million in 1998. This increase was driven by strong results in the deferred annuity and universal life businesses, partially offset by the run-off of the structured settlement business.


PREMIUMS AND DEPOSITS ($ in thousands)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,         1998           1997
                                              --------       --------

Deferred annuities                            $766,061       $365,691
Structured settlements                           9,127         50,312
Universal life                                  63,204         24,501
Traditional life                                12,248          7,721
Single premium group close-out                     608            359
                                              --------       --------
                        Total                 $851,248       $448,584
                                              ========       ========


The increase in deferred annuity and universal life deposits is attributable to strong sales of products distributed by the Financial Consultants of Salomon Smith Barney Inc., an affiliate of the Company. The structured settlement decrease reflects a change in Company policy that all new structured settlements be sold by TIC.

Policyholders benefit reserves, contractholder funds and separate account reserves totaled $3.4 billion at September 30, 1998, up from $2.3 billion at September 30, 1997, primarily as a result of growth in the individual life and deferred annuity business.


MERGER

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (The Merger) and subsequently Travelers Group changed its name to Citigroup Inc.

See Note 2 to the Condensed Financial Statements for a discussion of the Merger.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At September 30, 1998, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile.

                       THE TRAVELERS LIFE ANNUITY COMPANY


The maximum amount of dividends available to be paid to the Company's shareholder in 1998 without prior approval of the Connecticut Insurance Department is $63.6 million. The Company has not paid any dividends to its parent during the nine months ended September 30, 1998.

YEAR 2000

The Company is highly dependent on computer systems and systems applications for conducting its ongoing business functions. In 1996, the Company began the process of identifying, assessing and implementing changes to computer programs to address the year 2000 issue and developed a comprehensive plan to address the issue. The issue involves the ability of computer systems that have time sensitive programs to recognize properly the year 2000. The inability to do so could result in major failures or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis.

The Company is in the process of implementing necessary changes, in accordance with its Year 2000 plan, to bring all its critical business systems into year 2000 compliance by early 1999. As part of, and following, achievement of year 2000 compliance, systems have been, and will continue to be, subjected to a certification process which validates the renovated code before it is certified for use in production. In addition, the Company is developing contingency plans to be used in the event of an unexpected failure, which may result from the complex interrelationships among our clients, business partners, and other parties upon whom it relies. These plans are expected to be in place by December 31, 1998.

The total pre-tax cost associated with the required modifications and conversions is expected to be insignificant and is being expensed as incurred in the period 1996 through 1999, and is not expected to have a material effect on its financial position, results of operations or liquidity. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has communicated with them on their plans to address and resolve year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future years.


FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 to the Condensed Financial Statements for a discussion of recently issued accounting pronouncements.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings, the conduct of the Company's business following the Merger and the ability of the Company and third party vendors to modify computer systems for the year 2000 data conversion in a timely manner.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

 EXHIBIT NO.      DESCRIPTION
 -----------      -----------

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

    27.01+        Financial Data Schedule

-------------------------
 +   Filed herewith.

(b)  REPORTS ON FORM 8-K.

None.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE TRAVELERS LIFE AND ANNUITY COMPANY
                                                          (Registrant)


Date   November 13, 1998                 /s/ Ian R. Stuart
    --------------------------           -----------------------
                                         Ian R. Stuart
                                         Chief Financial Officer and Chief
                                         Accounting Officer
                                         (Principal Financial Officer)