Form 10-K405
period 1998-12-31
TRAVELERS LIFE & ANNUITY CO
filed 1999-03-17
CIK 929498

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       [ ]         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ____________



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

                     Yes [X]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                     Yes [X]          No [ ]

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS


FORM 10-K
ITEM NUMBER                            PART I                                                                     PAGE

1.       Business...................................................................................................2

2.       Properties.................................................................................................4

3.       Legal Proceedings..........................................................................................4

4.       Submission of Matters to a Vote of Security Holders........................................................5


                                                     PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters......................................5

6.       Selected Financial Data....................................................................................5

7.       Management's Discussion and Analysis of Financial Condition and Results of Operations......................5

7A.      Quantitative and Qualitative Disclosures About Market Risk.................................................9

8.       Financial Statements and Supplementary Data...............................................................11

9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................38


                                                    PART III

10.      Directors and Executive Officers of the Registrant........................................................38

11.      Executive Compensation....................................................................................38

12.      Security Ownership of Certain Beneficial Owners and Management............................................38

13.      Certain Relationships and Related Transactions............................................................38


                                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................................39

         Exhibit Index.............................................................................................40
         Signatures................................................................................................41
         Index to Financial Statements and Financial Statement Schedules...........................................43

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), which is an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. Citigroup's activities are conducted through Global Consumer, Global Corporate and Investment Bank, Asset Management and Investment Activities. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries. The Company is a stock insurance company chartered in 1973 in the State of Connecticut and has been continuously engaged in the insurance business since that time. The Company is licensed to conduct life and annuity insurance business in all the states except New Hampshire and New York, and is intending to seek licensure in New Hampshire. The Company is also licensed to conduct life and annuity insurance business in the District of Columbia and Puerto Rico.

The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. It also provides structured settlement contracts, traditional life insurance and single premium group annuity close-out contracts.

The Company commenced writing individual life and deferred annuity business in 1995. These products are marketed primarily through the Financial Consultants of Salomon Smith Barney Inc., an affiliate of the Company, and a nationwide network of independent agents. During 1998 Primerica Financial Services (Primerica), an affiliate of the Company, began marketing these products also. The majority of the annuity business and a substantial portion of the individual life business written by the Company is accounted for as investment contracts, with the result that deposits collected from contractholders are reported as liabilities and are not included in revenues.

The Company has reserves related to structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the assets held in the related separate account. The assets held in the separate account are owned by the Company and contractholders do not share in their investment performance. The assets and liabilities of this separate account are included in investments, future policy benefits and contractholder funds for financial reporting purposes. See Note 6. These contracts were purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TAP), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations. Effective April 1, 1998, all new structured settlement contracts have been written by TIC.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K


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

In each of the last three years, certain of the Company's IRIS ratios have fallen outside of the usual range due to growth in business volume. In each instance, the regulators have been satisfied upon follow-up that there was no solvency problem. It is possible that similar events could occur this year, and management believes that resolution would be the same. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of the Company for the three years ended December 31, 1998.

In order to enhance the regulation of insurer solvency, the NAIC adopted a formula and model law to implement Risk-Based Capital (RBC) requirements for life and annuity insurance companies, which is designed to assess minimum capital requirements. RBC requirements are used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. For this purpose, an insurer's surplus is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

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

At December 31, 1998, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the Connecticut Insurance Department for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. Dividend payments from the Company to its shareholder are limited to $32.8 million in 1999 without prior approval of the Connecticut Insurance Department.

ITEM 2.  PROPERTIES.

The Company's executive offices are located in Hartford, Connecticut. TIC owns buildings containing approximately 1.4 million square feet of office space located in Hartford, Connecticut serving as the home office for the Company, TIC and TAP. The Company reimburses TIC for use of this space on a cost allocation method based generally on estimated usage by department.

Management believes that these facilities are suitable and adequate for the Company's current needs.

The foregoing discussion does not include information on investment properties.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1998, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has 100,000 authorized shares of common stock, of which 30,000 are issued and outstanding as of December 31, 1998. All outstanding shares of the Company's common stock are held by TIC, and there exists no established public trading market for the common stock of the Company. The Company did not pay dividends in 1998 and paid $14 million to TIC in 1997. See Note 3 of Notes to Financial Statements for dividend restrictions.


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


RESULTS OF OPERATIONS ($ in millions)

     FOR THE YEARS ENDED DECEMBER 31,                   1998             1997
     --------------------------------                   ----             ----

     Revenues (1)                                    $242.1            $256.9
                                                     ======            ======

     Net income (2)                                   $57.5            $ 71.4
                                                     ======            ======


(1) Revenues include pre-tax realized gains of $18.5 million and $44.9 million in 1998 and 1997, respectively.

(2) Net income includes after-tax realized gains of $12.0 million and $29.2 million in 1998 and 1997, respectively.

The Travelers Life and Annuity Company (the Company) offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. It also provides structured settlement contracts, traditional life insurance and single premium group annuity close-out contracts.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K


The Company commenced writing individual life and deferred annuity business in 1995. These products are marketed primarily through the Financial Consultants of Salomon Smith Barney Inc., an affiliate of the Company, and a nationwide network of independent agents. During 1998, Primerica Financial Services (Primerica), an affiliate of the Company, began marketing these products also. The majority of the annuity business and a substantial portion of the individual life business written by the Company is accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

The Company has reserves related to structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the assets held in the related separate account. The assets held in the separate account are owned by the Company and contractholders do not share in their investment performance. The assets and liabilities of this separate account are included in investments, future policy benefits and contractholder funds for financial reporting purposes. These contracts were purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TAP), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations. Effective April 1, 1998, all new contracts have been written by TIC.

The Company offers a variety of variable annuity products where the investment risk is borne by the contractholder, not the Company, and the majority of benefits are not guaranteed. The premiums and deposits related to these products are reported in separate accounts. The Company considers it necessary to differentiate, for financial statement purposes, the results of the risks it has assumed from those it has not. See also Note 6.

Net income for 1998 was $57.5 million, compared to $71.4 million for 1997. Excluding net realized investment gains and losses, operating earnings increased from $42.2 million in 1997 to $45.5 million in 1998. This increase was primarily driven by management fee income attributable to the growth in the deferred annuity business.


PREMIUMS AND DEPOSITS ($ in millions)

     FOR THE YEARS ENDED DECEMBER 31,
                                                    1998              1997
                                                  --------          --------
     Deferred Annuities                           $1,307.5            $649.2
     Structured Settlements                            8.9              70.6
     Universal Life                                   93.7              40.2
     Traditional Life                                 18.1              11.5
     Single Premium Group Close-Out                     .6                .4
                                                  --------          --------
                                                  $1,428.8            $771.9
                                                  ========            ======

The increase in deferred annuity and universal life deposits is primarily attributable to strong sales of products distributed by Salomon Smith Barney and the introduction of Primerica into the Company's distribution channels. The structured settlement decrease reflects a change in Company policy that all new structured settlements be sold by TIC.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K



Policyholder benefit reserves, contractholder funds and separate account reserves totaled $4.1 billion at December 31, 1998, up from $2.6 billion at December 31, 1997, primarily as a result of growth in the variable annuity separate account business included in deferred annuities.


OUTLOOK

The Company is included in Citigroup's Global Consumer segment, and in the Travelers Life and Annuity segment of TIC. The Company's outlook should be considered within the context of Travelers Life and Annuity. Travelers Life and Annuity should benefit from growth in the aging population which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. Travelers Life and Annuity is well-positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and long-term care insurance products sold through established distribution channels.

However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the insurance industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Also, the annuities business is interest sensitive, and swings in interest rates could influence sales and retention of in force policies. In order to strengthen its competitive position, Travelers Life and Annuity expects to maintain a current product portfolio, further diversify its distribution channels, and retain its healthy financial position through strong sales growth and maintenance of an efficient cost structure.

President Clinton's recent budget proposal (the "Budget Proposal") contains a number of tax provisions that could impact the Company, including a provision to recapture previously deferred policyholder surplus account balances as taxable income. The Budget Proposal, which is in its early stages of consideration, has not yet been introduced as part of any legislation in Congress but has engendered considerable opposition from the public and members of Congress.

It is not possible to predict whether the Budget Proposal discussed above will be enacted, what form such legislation might take when enacted, or the potential effects of such legislation on the Company and its competitors. The Company does not expect this Budget Proposal to have a material impact on its financial condition or liquidity. See Note 9.


FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Financial Statements for Future Application of Accounting Standards.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K


MERGER

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (the Merger) and subsequently, Travelers Group changed its name to Citigroup Inc.

Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from the date it became a bank holding company to comply with all applicable provisions (the BHCA Compliance Period). The BHCA Compliance Period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest.

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

There is pending Federal Legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislation will be enacted. Before the expiration of the BHCA Compliance Period, each of the Company and Citigroup will evaluate its alternatives in order to comply with whatever laws are then applicable.


YEAR 2000

The Company is highly dependent on computer systems and systems applications for conducting its ongoing business functions. In 1996, TIC and its subsidiaries, including TLAC, began the process of identifying, assessing and implementing changes to computer programs to address the Year 2000 issue and developed a comprehensive plan that encompasses TIC and its insurance subsidiaries, to address the issue. The issue involves the ability of computer systems that have time sensitive programs to recognize properly the Year 2000. The inability to do so could result in major failures or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis.

The Company has achieved substantial compliance with respect to its business critical systems in accordance with its Year 2000 plan and is in the process of certification to validate compliance. The Company anticipates completing the certification process by June 30, 1999. An ongoing re-certification process will be put in place for third and fourth quarter 1999 to ensure all systems and products remain compliant.

The total cost associated with the required modifications and conversions is being expensed as incurred in the period 1996 through 1999. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has confirmed their plans to address and resolve Year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors and customers will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K


In addition, the Company is developing contingency plans to address perceived risks associated with the Year 2000 effort. These include business resumption plans to address the possibility of internal systems failures and the possibility of failure of systems or processes outside the Company's control. As of year-end 1998, the Company has completed initial business resumption contingency plans which would enable business critical units to function beginning January 1, 2000 in the event of an unexpected failure. Business resumption contingency plans are expected to be finalized by June 30, 1999. Preparations for the management of the date change will continue through 1999.


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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 1998. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The primary market risk to the Company's investment portfolio is interest rate risk. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

The interest rate risk taken in the investment portfolio is managed relative to the duration of the liabilities. The portfolio is differentiated by business unit, with each unit's portfolio structured to meet its particular needs. Potential liquidity needs of the business are also key factors in managing the investment portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions. For additional information regarding the Company's investment portfolio see Note 11 of Notes to Financial Statements in Item 8 of this Form 10-K.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K


There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1997. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Sensitivity Analysis

Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. The term "near term" means a period of time going forward up to one year from the date of the financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical losses in fair value.

In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments: fixed maturities, mortgage loans, short-term securities, cash, investment income accrued, policy loans, contractholder funds, and derivative financial instruments. In addition, certain non-financial instrument liabilities have been included in the sensitivity analysis model. These non-financial instruments include future policy benefits and policy and contract claims. The primary market risk to the Company's market sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments and the non-financial instruments included in the model.

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 1998. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $171 million based on a 100 basis point increase in interest rates as of December 31, 1998.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $114 million based on a 100 basis point increase in interest rates as of December 31, 1998.

Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments as a result of a 100 basis point increase in interest rates as of December 31, 1998 is not material.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE

 Independent Auditors' Report..............................................12

 Financial Statements:

     Statements of Income for the years ended
     December 31, 1998, 1997 and 1996......................................13

     Balance Sheets as of December 31, 1998 and 1997.......................14

     Statements of Changes in Retained Earnings and
     Accumulated Other Changes in Equity from Non-Owner Sources............15

     Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996......................................16

     Notes to Financial Statements......................................17-37

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
The Travelers Life and Annuity Company:


We have audited the accompanying balance sheets of The Travelers Life and Annuity Company as of December 31, 1998 and 1997, and the related statements of income, changes in retained earnings and accumulated other changes in equity from non-owner sources and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Life and Annuity Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.





/s/ KPMG LLP
Hartford, Connecticut
January 25, 1999

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                              STATEMENTS OF INCOME
                                ($ in thousands)


FOR THE YEARS ENDED DECEMBER 31,                                1998           1997          1996
                                                                ----           ----          ----

REVENUES
Premiums                                                       $ 23,677       $ 35,190       $ 17,462
Net investment income                                           171,003        168,653        151,326
Realized investment gains (losses)                               18,493         44,871         (9,613)
Fee income                                                       14,687          5,004          1,336
Other                                                            14,199          3,159            940
-------------------------------------------------------------------------- ------------- --------------
     Total Revenues                                             242,059        256,877        161,451
-------------------------------------------------------------------------- ------------- --------------


BENEFITS AND EXPENSES
Current and future insurance benefits                            81,371         95,639         77,285
Interest credited to contractholders                             51,535         35,165         35,607
Amortization of deferred acquisition costs and
     value in insurance in force                                 17,031          6,036          3,286
Operating expenses                                                3,937         10,462          5,691
-------------------------------------------------------------------------- ------------- --------------
     Total Benefits and Expenses                                153,874        147,302        121,869
-------------------------------------------------------------------------- ------------- --------------

Income before federal income taxes                               88,185        109,575         39,582
-------------------------------------------------------------------------- ------------- --------------

Federal income taxes:
     Current                                                     18,917         33,859         29,456
     Deferred expense (benefit)                                  11,783          4,344        (15,665)
-------------------------------------------------------------------------- ------------- --------------
     Total Federal Income Taxes                                  30,700         38,203         13,791
-------------------------------------------------------------------------- ------------- --------------

Net income                                                     $ 57,485       $ 71,372       $ 25,791
========================================================================== ============= ==============




                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                 BALANCE SHEETS
                                ($ in thousands)



DECEMBER 31,                                                                                    1998              1997
------------------------------------------------------------------------------------------ ---------------- -----------------

ASSETS
Fixed maturities, available for sale at fair value (cost, $1,707,347; $1,571,121)             $1,838,681        $1,678,120
Equity securities, at fair value (cost, $25,826; $15,092)                                         26,685            16,289
Mortgage loans                                                                                   174,565           160,247
Short-term securities                                                                            126,176           169,229
Other invested assets                                                                            136,122           121,242
------------------------------------------------------------------------------------------ ---------------- -----------------
     Total Investments                                                                         2,302,229         2,145,127
------------------------------------------------------------------------------------------ ---------------- -----------------

Separate accounts                                                                              2,178,474           812,059
Deferred acquisition costs and value of insurance in force                                       194,213            90,966
Premium balances receivable                                                                       16,074             9,288
Deferred federal income taxes                                                                     12,395            33,661
Other assets                                                                                      41,119            61,904
------------------------------------------------------------------------------------------ ---------------- -----------------
     Total Assets                                                                             $4,744,504        $3,153,005
------------------------------------------------------------------------------------------ ---------------- -----------------

LIABILITIES
Future policy benefits                                                                          $963,171          $971,602
Contractholder funds                                                                             947,411           818,971
Separate accounts                                                                              2,178,474           812,059
Other liabilities                                                                                114,690            84,712
------------------------------------------------------------------------------------------ ---------------- -----------------
     Total Liabilities                                                                         4,203,746         2,687,344
------------------------------------------------------------------------------------------ ---------------- -----------------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized, 30,000 issued and outstanding             3,000             3,000
Additional paid-in capital                                                                       167,314           167,314
Retained earnings                                                                                282,555           225,070
Accumulated other changes in equity from non-owner sources                                        87,889            70,277
------------------------------------------------------------------------------------------ ---------------- -----------------
     Total Shareholder's Equity                                                                  540,758           465,661
------------------------------------------------------------------------------------------ ---------------- -----------------

     Total Liabilities and Shareholder's Equity                                               $4,744,504        $3,153,005
========================================================================================== ================ =================



                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
           STATEMENTS OF CHANGES IN RETAINED EARNINGS AND ACCUMULATED
                 OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                ($ IN THOUSANDS)



------------------------------------------------------ ---------------- ----------------- -------------------
STATEMENTS OF CHANGES IN RETAINED EARNINGS                  1998              1997               1996
------------------------------------------------------ ---------------- ----------------- -------------------

Balance, beginning of year                                 $225,070          $167,698            $157,907
Net income                                                   57,485            71,372              25,791
Dividends to parent                                               -            14,000              16,000
------------------------------------------------------ ---------------- ----------------- -------------------
Balance, end of year                                       $282,555          $225,070            $167,698
====================================================== ================ ================= ===================


------------------------------------------------------ ---------------- ----------------- -------------------
STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES
------------------------------------------------------ ---------------- ----------------- -------------------

Balance, beginning of year                                  $70,277           $33,856             $35,330
Unrealized gains (losses), net of tax                        17,612            36,421              (1,474)
------------------------------------------------------ ---------------- ----------------- -------------------
Balance, end of year                                        $87,889           $70,277             $33,856
====================================================== ================ ================= ===================


------------------------------------------------------ ---------------- ----------------- -------------------
SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES
------------------------------------------------------ ---------------- ----------------- -------------------

Net Income                                                  $57,485           $71,372             $25,791
Other changes in equity from
     non-owner sources                                       17,612            36,421              (1,474)
------------------------------------------------------ ---------------- ----------------- -------------------
Total changes in equity from
     non-owner sources                                      $75,097          $107,793             $24,317
====================================================== ================ ================= ===================



                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                ($ in thousands)



FOR THE YEARS ENDED DECEMBER 31,                                                         1998            1997           1996
----------------------------------------------------------------------------------- --------------- --------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Premiums collected                                                                $  22,300       $  34,553     $   6,472
     Net investment income received                                                      146,158         170,460        71,083
     Benefits and claims paid                                                            (90,872)        (90,820)      (70,331)
     Interest credited to contractholders                                                (51,535)        (35,165)         (813)
     Operating expenses paid                                                             (75,632)        (40,868)       (5,482)
     Income taxes paid                                                                   (25,214)        (22,440)      (23,931)
     Other                                                                                  (596)         (7,702)       (6,857)
----------------------------------------------------------------------------------- --------------- --------------- -------------
         Net Cash Provided by (Used in) Operating Activities                             (75,391)          8,018       (29,859)
----------------------------------------------------------------------------------- --------------- --------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                                113,456          81,899        20,301
         Mortgage loans                                                                   25,462           8,972        37,789
     Proceeds from sales of investments
         Fixed maturities                                                              1,095,976         856,846       978,970
         Equity securities                                                                 6,020          12,404        12,818
         Mortgage loans                                                                        -           5,483        22,437
         Real estate held for sale                                                             -           4,493             -
     Purchases of investments
         Fixed maturities                                                             (1,320,704)     (1,020,803)     (994,443)
         Equity securities                                                               (13,653)         (6,382)       (5,412)
         Mortgage loans                                                                  (39,158)        (41,967)      (21,450)
         Policy loans                                                                     (2,010)         (1,144)       (1,750)
     Short-term securities, (purchases) sales, net                                        43,054         (88,067)      (19,688)
     Other investments, (purchases) sales, net                                             1,110         (51,502)       (6,160)
     Securities transactions in course of settlement                                      36,459          10,526       (51,703)
----------------------------------------------------------------------------------- --------------- --------------- -------------
     Net Cash Used in Investing Activities                                               (53,988)       (229,242)      (28,291)
----------------------------------------------------------------------------------- --------------- --------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                        211,476         325,932        96,490
     Contractholder fund withdrawals                                                     (83,036)        (89,145)      (22,340)
     Dividends to parent company                                                               -         (14,000)      (16,000)
----------------------------------------------------------------------------------- --------------- --------------- -------------
         Net Cash Provided by Financing Activities                                       128,440         222,787        58,150
----------------------------------------------------------------------------------- --------------- --------------- -------------
Net increase (decrease) in cash                                                             (939)          1,563             -
----------------------------------------------------------------------------------- --------------- --------------- -------------
Cash at December 31,                                                                        $624          $1,563     $       -
=================================================================================== =============== =============== =============



                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies used in the preparation of the accompanying financial statements follow.

     Basis of Presentation

     The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), formerly Travelers Group Inc. The financial statements and accompanying footnotes of the Company are prepared in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

     The Company offers a variety of variable annuity products where the investment risk is borne by the contractholder, not the Company, and the benefits are not guaranteed. The premiums and deposits related to these products are reported in separate accounts. The Company considers it necessary to differentiate, for financial statement purposes, the results of the risks it has assumed from those it has not. See also Note 6.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.


     ACCOUNTING CHANGES

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). This statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Effective January 1, 1998, the Company adopted the collateral provisions of FAS 125 which were not effective until 1998 in accordance with Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125". The adoption of the collateral provisions of FAS 125 created additional assets and liabilities on the Company's statement of financial position related to the recognition of securities provided and received as collateral. There was no impact on the results of operations from the adoption of the collateral provisions of FAS 125.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



     Reporting Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are required to be reported in an annual financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income thus represents the sum of net income and other changes in equity from non-owner sources. The accumulated balance of other changes in equity from non-owner sources is required to be displayed separately from retained earnings and additional paid-in capital in the balance sheet. The adoption of FAS 130 resulted in the Company reporting unrealized gains and losses on investments in debt and equity securities in changes in equity from non-owner sources. See Note 3.

     Disclosures About Segments of an Enterprise and Related Information

     During 1998, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS
     131) became effective. FAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". FAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance. The Company only has one reportable operating segment and therefore, no additional disclosures are required under FAS 131.

     Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     During the third quarter of 1998, the Company adopted (effective January 1, 1998) the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized or expensed. The adoption of SOP 98-1 had no impact on the Company's financial condition, statement of operations or liquidity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     ACCOUNTING POLICIES

     Investments

     Fixed maturities include bonds, notes and redeemable preferred stocks. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows, which are obtained from a widely-accepted securities data provider. Fixed maturities are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to shareholder's equity.

     Equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" and are carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

     Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market. Impaired loans were insignificant at December 31, 1998 and 1997.

     Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost which approximates market.

     Other invested assets include real estate joint ventures and partnership investments accounted for on the equity method of accounting. All changes in equity of these investments are recorded in net investment income.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments, including financial futures contracts, options, forward contracts and interest rate swaps and caps, as a means of hedging exposure to interest rate and foreign currency risk. Hedge accounting is used to account for derivatives. To qualify for hedge accounting the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment.

     Gains and losses arising from financial futures contracts are used to adjust the basis of hedged investments and are recognized in net investment income over the life of the investment.

     Forward contracts, and options, and interest rate caps were not significant at December 31, 1998 and 1997. Information concerning derivative financial instruments is included in Note 4.


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


     SEPARATE ACCOUNTS

     The Company has separate account assets and liabilities representing funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. Each of these accounts have specific investment objectives. The assets and liabilities of these accounts are carried at fair value, and amounts assessed to the contractholders for management services are included in fee income. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses.

     The Company also has a separate account for structured settlement annuity obligations where the investment risk is borne by the Company. The assets and liabilities of this separate account are included in investments, future policy benefits and contractholder funds for financial reporting purposes. See Note 6.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     DEFERRED ACQUISITION COSTS AND VALUE OF INSURANCE IN FORCE

     Costs of acquiring individual life insurance and annuity business, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance are amortized in relation to anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level yield method. A 15 to 20 year amortization period is used for life insurance, and a 7 to 20 year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income.

     The value of insurance in force is an asset recorded at the time of acquisition of an insurance company. It represents the actuarially determined present value of anticipated profits to be realized from annuity contracts at the date of acquisition using the same assumptions that were used for computing related liabilities, where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at an interest rate of 16% for the annuity business acquired. The annuity contracts are amortized employing a level yield method. The value of insurance in force is reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income.

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

     CONTRACTHOLDER FUNDS

     Contractholder funds represent receipts from the issuance of universal life, certain individual annuity contracts, and structured settlement contracts. Contractholder fund balances are increased by such receipts and credited interest and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Interest rates credited to contractholder funds range from 3.3% to 7.2%.


     PERMITTED STATUTORY ACCOUNTING PRACTICES

     The Company, domiciled in the State of Connecticut, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the State of Connecticut Insurance Department. Prescribed statutory accounting practices include certain publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The impact of any permitted accounting practices on the statutory surplus of the Company is not material.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     The NAIC recently completed a process intended to codify statutory accounting practices for certain insurance enterprises. As a result of this process, the NAIC will issue a revised statutory Accounting Practices and Procedures Manual - version effective January 1, 2001 (the revised Manual) that will be effective January 1, 2001 for the calendar year 2001 statutory financial statements. It is expected that the State of Connecticut will require that, effective January 1, 2001, insurance companies domiciled in Connecticut prepare their statutory basis financial statements in accordance with the revised Manual subject to any deviations prescribed or permitted by the Connecticut insurance commissioner. The Company has not yet determined the impact that this change will have on its statutory capital and surplus.

     PREMIUMS

     Premiums are recognized as revenues when due. Reserves are established for the portion of premiums that will be earned in future periods.



     OTHER REVENUES

     Other revenues include surrender, mortality and administrative charges, and fees earned on investment and other insurance contracts.

     FEDERAL INCOME TAXES

     The provision for federal income taxes comprises two components, current income taxes and deferred income taxes. Deferred federal income taxes arise from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities. The deferred federal income tax asset is recognized to the extent that future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be recognized.

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The Company plans to implement SOP 97-3 in the first quarter of 1999 and expects there to be no material impact on the Company's financial condition, results of operations or liquidity.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

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

     Life insurance in force ceded to TIC at December 31, 1998 and 1997 was $69.6 million and $76.4 million, respectively. Life insurance premiums ceded were $4.2 million, $2.4 million and $1.3 million in 1998, 1997 and 1996, respectively. Life insurance premiums ceded to non-affiliates were insignificant. Life insurance in force ceded to non-affiliates at December 31, 1998 and 1997, was $8.8 billion and $4.5 billion, respectively.



3.   SHAREHOLDER'S EQUITY

     Unrealized Investment Gains (Losses)

     See Note 11 for an analysis of the change in unrealized gains and losses on investments.

     Shareholder's Equity and Dividend Availability

     The Company's statutory net income (loss) was $(3.2) million, $80.3 million and $17.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Statutory capital and surplus was $328.2 million at both December 31, 1998 and 1997.

     The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $32.8 million is available in 1999 for dividend payments by the Company without prior approval of the Connecticut Insurance Department.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



                   TAX EFFECTS ALLOCATED TO EACH COMPONENT OF
                 OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES

    For the years ended December 31,                                 PRE-TAX AMOUNT   TAX EXPENSE/      AFTER-TAX
    ($ in thousands)                                                                    (BENEFIT)        AMOUNT
    ---------------------------------------------------------------- --------------- ---------------- --------------
    1998
    Unrealized gain on investment securities:
       Unrealized holding gains arising during year                     $45,589           $15,957         $29,632
       Less: reclassification adjustment for gains
         realized in net income                                          18,493             6,473          12,020
    ---------------------------------------------------------------- --------------- ---------------- --------------
    Other changes in equity from non-owner sources                      $27,096            $9,484         $17,612
    ================================================================ =============== ================ ==============
    1997
    Unrealized gain on investment securities:
       Unrealized holding gains arising during year                    $100,903           $35,316         $65,587
       Less: reclassification adjustment for gains
         realized in net income                                          44,871            15,705          29,166
    ---------------------------------------------------------------- --------------- ---------------- --------------
    Other changes in equity from non-owner sources                      $56,032           $19,611         $36,421
    ================================================================ =============== ================ ==============
    1996
    Unrealized gain (loss) on investment securities:
       Unrealized holding gains (losses) arising during year           $(11,881)           $4,158         $(7,723)
       Less: reclassification adjustment for losses realized
         in net income                                                   (9,613)           (3,364)         (6,249)
    ---------------------------------------------------------------- --------------- ---------------- --------------
    Other changes in equity from non-owner sources                      $(2,268)             $794         $(1,474)
    ================================================================ =============== ================ ==============


4.   DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Derivative Financial Instruments

     The Company uses derivative financial instruments, including financial futures, forward contracts and interest rate swaps as a means of hedging exposure to foreign currency, equity price changes and/or interest rate risk on anticipated transactions or existing assets and liabilities. The Company does not hold or issue derivative instruments for trading purposes. These derivative financial instruments have off-balance sheet risk. Financial instruments with off-balance sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument.

     However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For forward contracts and interest rate swaps, credit risk is limited to the amounts that it would cost the Company to replace such contracts. Financial futures contracts and purchased listed option contracts have little credit risk since organized exchanges are the counterparties.

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

     The Company uses exchange traded financial futures contracts to manage its exposure to changes in interest rates and equity prices which arise from the sale of certain insurance and investment products, or the need to reinvest proceeds from the sale or maturity of investments. To hedge against adverse changes in interest rates and equity prices, the Company enters long or short positions in financial futures contracts which offset changes in the fair value of investments and liabilities resulting from changes in market interest rates or equity prices until an investment is purchased, a product is sold or a liability is settled.

     Margin payments are required to enter a futures contract and contract gains or losses are settled daily in cash. The contract amount of futures contracts represents the extent of the Company's involvement, but not future cash requirements, as open positions are typically closed out prior to the delivery date of the contract.

     At December 31, 1998 and 1997, the Company held financial futures contracts with notional amounts of $41.5 million and $156.3 million, respectively. At December 31, 1998 and 1997, the Company's futures contracts had no fair value because these contracts are marked to market and settled in cash daily.

     The Company enters into interest rate swaps in connection with other financial instruments to provide greater risk diversification and better match an asset with a corresponding liability. Under interest rate swaps, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to a notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date. Swaps are not exchange traded and are subject to the risk of default by the counterparty.

     As of December 31, 1998 and 1997, the Company held interest rate swap contracts with notional amounts of $165.3 million and $17.3 million, respectively. The fair value of these financial instruments was $3.4 million (gain position) and $.7 million (loss position) at December 31, 1998 and was $.7 million (loss position) at December 31, 1997. The fair values were determined using the discounted cash flow method.

     The off-balance sheet risks of forward contracts were not significant at December 31, 1998 and 1997.

     Financial Instruments with Off-Balance Sheet Risk

     In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships. The off-balance sheet risk of these financial instruments was not significant at December 31, 1998 and 1997.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Fair Value of Certain Financial Instruments

     The Company uses various financial instruments in the normal course of its business. Fair values of financial instruments that are considered insurance contracts are not required to be disclosed and are not included in the amounts discussed.

     At December 31, 1998, investments in fixed maturities had a carrying value and a fair value of $1.8 billion, compared with a carrying value and a fair value of $1.7 billion at December 31, 1997. See Notes 1 and 11.

     At December 31, 1998, mortgage loans had a carrying value of $174.6 million and a fair value of $185.7 million and in 1997 had a carrying value of $160.2 million and a fair value of $172.6 million. In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

     The carrying values of $36.5 million and $54.4 million of financial instruments classified as other assets approximated their fair values at December 31, 1998 and 1997, respectively. The carrying values of $98.4 million and $70.5 million of financial instruments classified as other liabilities also approximated their fair values at December 31, 1998 and 1997, respectively. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

     At December 31, 1998, contractholder funds with defined maturities had a carrying value of $725.6 million and a fair value of $698.1 million, compared with a carrying value of $694.9 million and a fair value of $695.9 million at December 31, 1997. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $483.0 million and a fair value of $442.5 million at December 31, 1998, compared with a carrying value of $98.5 million and a fair value of $93.9 million at December 31, 1997. These contracts generally are valued at surrender value.

     The carrying values of short-term securities and policy loans approximated their fair values.


5.   COMMITMENTS AND CONTINGENCIES

     Financial Instruments with Off-Balance Sheet Risk
     See Note 4.

     Litigation

     The Company is a defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1998, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

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

     These contracts were purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TAP), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations. Effective April 1, 1998, all new contracts have been written by TIC.


7.   BENEFIT PLANS

     Pension and Other Postretirement Benefits

     The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by Citigroup. In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by The Travelers Insurance Group Inc. (TIGI), TIC's direct parent. The Company's share of net expense for the qualified pension and other postretirement benefit plans was not significant for 1998, 1997 and 1996.

     401(k) Savings Plan

     Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. During 1996, the Company made matching contributions in an amount equal to the lesser of 100% of the pre-tax contributions made by the employee or $1,000. Effective January 1, 1997, the Company discontinued matching contributions for the majority of its employees. The Company's expenses in connection with the 401(k) savings plan were not significant in 1998, 1997 and 1996.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


8.   RELATED PARTY TRANSACTIONS

     The principal banking functions, including payment of salaries and expenses, for certain subsidiaries and affiliates of TIGI, including the Company, are handled by two companies. TIC handles banking functions for the life and annuity operations of Travelers Life & Annuity and some of its non-insurance affiliates. The Travelers Indemnity Company handles banking functions for the property-casualty operations, including most of its property-casualty insurance and non-insurance affiliates. Settlements between companies are made at least monthly. TIC provides various employee benefit coverages to certain subsidiaries of TIGI. The premiums for these coverages were charged in accordance with cost allocation procedures based upon salaries or census. In addition, investment advisory and management services, data processing services and claims processing services are provided by affiliated companies. Charges for these services are shared by the companies on cost allocation methods based generally on estimated usage by department.

     TIC maintains a short-term investment pool in which the Company participates. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 1998 and 1997, the pool totaled approximately $2.3 billion and $2.6 billion, respectively. The Company's share of the pool amounted to $93.1 million and $145.5 million at December 31, 1998 and 1997, respectively, and is included in short-term securities in the balance sheet.

     The Company's TTM Modified Guaranteed Annuity Contracts are subject to a limited guarantee agreement by TIC in a principal amount of up to $450 million. TIC's obligation is to pay in full to any owner or beneficiary of the TTM Modified Guaranteed Annuity Contracts principal and interest as and when due under the annuity contract to the extent that the Company fails to make such payment. In addition, TIC guarantees that the Company will maintain a minimum statutory capital and surplus level.

     The Company sold structured settlement annuities to the insurance affiliates of Travelers Property Casualty (TAP). Premiums and deposits were $8.9 million, $70.6 million and $36.9 million for 1998, 1997 and 1996, respectively. The reduction in premiums and deposits from 1997 to 1998 was a result of a decision to use TIC as the primary issuer of structured settlement annuities and the Company as the assignment company. Policy reserves and contractholder fund liabilities associated with these structured settlements were $808.7 and $842.3 million at December 31, 1998 and 1997, respectively.

     The Company began marketing variable annuity products through its affiliate, Salomon Smith Barney Inc. (SSB) in 1995. Premiums and deposits related to these products were $932.1 million, $615.6 million and $300.0 million in 1998, 1997 and 1996, respectively. In 1996, the Company began marketing various life products through SSB as well. Premiums related to such products were $42.1 million, $25.1 million and $20.5 million in 1998, 1997 and 1996, respectively.

     During 1998, the Company began marketing deferred annuity products through its affiliate Primerica Financial Services (Primerica). Deposits received were $216 million.

     The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and key employees. To further encourage employee stock ownership, during 1997 the Company's ultimate parent introduced the WealthBuilder stock option program. Under this program, all employees meeting certain requirements are granted Citigroup stock options.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Most leasing functions for TIGI and its subsidiaries are handled by TAP. Rent expense related to these leases are shared by the companies on a cost allocation method based generally on estimated usage by department. The Company's rent expense was insignificant in 1998, 1997 and 1996.

     At December 31, 1998 and 1997, the Company had investments in Tribeca Investments, L.L.C., an affiliate of the Company in the amounts of $18.3 million and $16.5 million, included in other invested assets.


9.       FEDERAL INCOME TAXES ($ in thousands)

         EFFECTIVE TAX RATE

        --------------------------------------------------------- ----------------- ---------------- -----------------
        FOR THE YEAR ENDED DECEMBER 31,                                 1998             1997              1996
        --------------------------------------------------------- ----------------- ---------------- -----------------
        Income Before Federal Income Taxes                             $88,185           $109,575         $39,582
        Statutory Tax Rate                                                  35%               35%              35%
        --------------------------------------------------------- ----------------- ---------------- -----------------
        Expected Federal Income Taxes                                   30,865            38,351           13,854
        Tax Effect of:
             Non-taxable investment income                                 (20)              (24)             (15)
             Other, net                                                   (145)             (124)             (48)
        --------------------------------------------------------- ----------------- ---------------- -----------------
        Federal Income Taxes                                           $30,700           $38,203          $13,791
        ========================================================= ================= ================ =================
        Effective Tax Rate                                                  35%               35%              35%
        --------------------------------------------------------- ----------------- ---------------- -----------------

        COMPOSITION OF FEDERAL INCOME TAXES                            1998              1998             1996
                                                                       ----              ----             ----
        Current:
             United States                                             $18,794           $33,805          $29,435
             Foreign                                                       123                54               21
        --------------------------------------------------------- ----------------- ---------------- -----------------
             Total                                                      18,917            33,859           29,456
        --------------------------------------------------------- ----------------- ---------------- -----------------

        Deferred:
             United States                                              11,783             4,344          (15,665)
        --------------------------------------------------------- ----------------- ---------------- -----------------
        Federal Income Taxes                                           $30,700           $38,203          $13,791
        ========================================================= ================= ================ =================

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     The net deferred tax assets at December 31, 1998 and 1997 were comprised of the tax effects of temporary differences related to the following assets and liabilities:


      ($ in thousands)                                                           1998              1997
                                                                                 ----              ----
      --------------------------------------------------------------------- ---------------- --------------
      Deferred Tax Assets:
           Benefit, reinsurance and other reserves                              $121,150         $100,969
           Other                                                                   2,810            2,571
      --------------------------------------------------------------------- ---------------- --------------
               Total                                                             123,960          103,540
      --------------------------------------------------------------------- ---------------- --------------

      Deferred Tax Liabilities:
           Investments, net                                                       56,103           42,933
           Deferred acquisition costs and value of insurance in force             51,993           23,650
           Other                                                                   1,399            1,226
      --------------------------------------------------------------------- ---------------- --------------
               Total                                                             109,495           67,809
      --------------------------------------------------------------------- ---------------- --------------

      Net Deferred Tax Asset Before Valuation Allowance                           14,465           35,731
      Valuation Allowance for Deferred Tax Assets                                 (2,070)          (2,070)
      --------------------------------------------------------------------- ---------------- --------------

      Net Deferred Tax Asset After Valuation Allowance                           $12,395          $33,661
      --------------------------------------------------------------------- ---------------- --------------


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

     The $2.1 million valuation allowance is sufficient to cover any capital losses on investments that may exceed the capital gains able to be generated in the life insurance group's consolidated federal income tax return based upon management's best estimate of the character of the reversing temporary differences. Reversal of the valuation allowance is contingent upon the recognition of future capital gains or a change in circumstances that causes the recognition of the benefits to become more likely than not. There was no change in the valuation allowance during 1998. The initial recognition of any benefit provided by the reversal of the valuation allowance will be recognized by reducing goodwill.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     In management's judgment, the $12.4 million "net deferred tax asset after valuation allowance" as of December 31, 1998, is fully recoverable against expected future years' taxable ordinary income and capital gains. At December 31, 1998, the Company has no ordinary or capital loss carryforwards.

     The policyholders surplus account, which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account is approximately $2 million. Income taxes are not provided for on this amount because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend to exceed limits prescribed by federal law. Distributions are not contemplated from this account. At current rates the maximum amount of such tax would be approximately $700 thousand.



10.      NET INVESTMENT INCOME

        -------------------------------------------------------------- --------------- --------------- --------------
        FOR THE YEAR ENDED DECEMBER 31,
        ($ in thousands)                                                    1998            1997           1996
        -------------------------------------------------------------- --------------- --------------- --------------
        GROSS INVESTMENT INCOME
             Fixed maturities                                              $130,825        $120,900       $113,296
             Joint venture and partnership income                            22,107          32,336         19,775
             Mortgage loans                                                  15,969          14,905         18,278
             Other                                                            3,322           2,284          4,113
        -------------------------------------------------------------- --------------- --------------- --------------
                                                                            172,223         170,425        155,462
        -------------------------------------------------------------- --------------- --------------- --------------
        Investment expenses                                                   1,220           1,772          4,136
        -------------------------------------------------------------- --------------- --------------- --------------
        Net investment income                                              $171,003        $168,653       $151,326
        -------------------------------------------------------------- --------------- --------------- --------------


11.  INVESTMENTS AND INVESTMENT GAINS (LOSSES)

     Realized investment gains (losses) for the periods were as follows:

      ---------------------------------------------------------------- --------------- --------------- ---------------
      FOR THE YEAR ENDED DECEMBER 31,
      ($ in thousands)                                                      1998            1997            1996
      ---------------------------------------------------------------- --------------- --------------- ---------------
      REALIZED INVESTMENT GAINS (LOSSES)
           Fixed maturities                                                 $15,620         $29,236        $(11,491)
           Equity securities                                                  1,819           8,385           4,613
           Mortgage loans                                                       623              (8)          1,979
           Real estate held for sale                                              -           2,164             (73)
           Other                                                                431           5,094          (4,641)
      ---------------------------------------------------------------- --------------- --------------- ---------------
               Total Realized Investment Gains (Losses)                    $18,493          $44,871         $(9,613)
      ---------------------------------------------------------------- --------------- --------------- ---------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



     Changes in net unrealized investment gains (losses) that are included as accumulated other changes in equity from non-owner sources in shareholder's equity were as follows:

      ---------------------------------------------------------------- --------------- --------------- ---------------
      FOR THE YEAR ENDED DECEMBER 31,
      ($ in thousands)                                                      1998            1997            1996
      ---------------------------------------------------------------- --------------- --------------- ---------------
      UNREALIZED INVESTMENT GAINS (LOSSES)
           Fixed maturities                                                 $24,336         $34,451        $(23,953)
           Equity securities                                                   (338)         (2,394)           (746)
           Other                                                              3,098          23,975          22,431
      ---------------------------------------------------------------- --------------- --------------- ---------------
               Total Unrealized Investment Gains (Losses)                    27,096          56,032          (2,268)

           Related taxes                                                      9,484          19,611            (794)
      ---------------------------------------------------------------- --------------- --------------- ---------------
           Change in unrealized investment gains (losses)                    17,612          36,421          (1,474)
           Balance beginning of year                                         70,277          33,856          35,330
      ---------------------------------------------------------------- --------------- --------------- ---------------
               Balance End of Year                                          $87,889         $70,277         $33,856
      ---------------------------------------------------------------- --------------- --------------- ---------------


Fixed Maturities

     Proceeds from sales of fixed maturities classified as available for sale were $1.1 billion, $.9 billion and $1.0 billion in 1998, 1997 and 1996, respectively. Gross gains of $32.6 million, $38.1 million and $8.4 million and gross losses of $17.0 million, $8.9 million and $19.9 million in 1998, 1997 and 1996, respectively were realized on those sales.

     Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote are not available amounted to $427.0 million and $485.3 million at December 31, 1998 and 1997, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     The amortized cost and fair values of investments in fixed maturities were as follows:

       ------------------------------------------------- ---------------- --------------- ---------------- ---------------
       DECEMBER 31, 1998                                                      GROSS            GROSS
       ($ in thousands)                                  AMORTIZED COST     UNREALIZED      UNREALIZED          FAIR
                                                                              GAINS           LOSSES           VALUE
       ------------------------------------------------- ---------------- --------------- ---------------- ---------------
       AVAILABLE FOR SALE:
            Mortgage-backed securities - CMOs and
            pass-through securities                            $220,105        $ 11,571         $(193)         $231,483
            U.S. Treasury securities and obligations
            of U.S. Government and government agencies
            and authorities                                     289,376          53,782          (274)          342,884
            Obligations of states and political
            subdivisions                                         28,749             994           (17)           29,726
            Debt securities issued by foreign
            governments                                          40,786           2,966          (375)           43,377
            All other corporate bonds                         1,124,298          75,870       (13,000)        1,187,168
            Redeemable preferred stock                            4,033             119          (109)            4,043
       ------------------------------------------------- ---------------- --------------- ---------------- ---------------
                Total Available For Sale                     $1,707,347        $145,302      $(13,968)       $1,838,681
       ------------------------------------------------- ---------------- --------------- ---------------- ---------------

       DECEMBER 31, 1997                                                      GROSS            GROSS
       ($ in thousands)                                  AMORTIZED COST     UNREALIZED      UNREALIZED          FAIR
                                                                              GAINS           LOSSES           VALUE
       ------------------------------------------------- ---------------- --------------- ---------------- ---------------
       AVAILABLE FOR SALE:
            Mortgage-backed securities - CMOs and
            pass-through securities                            $144,921         $ 8,254         $(223)         $152,952
            U.S. Treasury securities and obligations
            of U.S. Government and government agencies
            and authorities                                     248,081          34,111          (123)          282,069
            Obligations of states and political
            subdivisions                                         14,560             392            (2)           14,950
            Debt securities issued by foreign
            governments                                          85,367           6,194          (228)           91,333
            All other corporate bonds                         1,077,211          59,972        (1,387)        1,135,796
            Redeemable preferred stock                              981              48            (9)            1,020
       ------------------------------------------------- ---------------- --------------- ---------------- ---------------
                Total Available For Sale                     $1,571,121        $108,971       $(1,972)       $1,678,120
       ------------------------------------------------- ---------------- --------------- ---------------- ---------------


     The amortized cost and fair value of fixed maturities available for sale at December 31, 1998, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

        ----------------------------------------------------- ------------------ ------------------
        ($ in thousands)                                          AMORTIZED          FAIR
                                                                    COST             VALUE
        ----------------------------------------------------- ------------------ ------------------
        MATURITY:
             Due in one year or less                              $   21,149         $   21,655
             Due after 1 year through 5 years                        249,251            256,032
             Due after 5 years through 10 years                      356,358            379,061
             Due after 10 years                                      860,484            950,450
        ----------------------------------------------------- ------------------ ------------------
                                                                   1,487,242          1,607,198
        ----------------------------------------------------- ------------------ ------------------

             Mortgage-backed securities                              220,105            231,483
        ----------------------------------------------------- ------------------ ------------------
                 Total Maturity                                   $1,707,347         $1,838,681
        ----------------------------------------------------- ------------------ ------------------


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

     At December 31, 1998 and 1997, the Company held CMOs with a market value of $181.6 million and $122.8 million, respectively. The Company's CMO holdings were 62.9% and 97.5% collateralized by GNMA, FNMA or FHLMC securities at December 31, 1998 and 1997, respectively.

     Equity Securities

     The cost and market values of investments in equity securities were as follows:

    --------------------------------------------- ----------- ---------------------- ---------------------- -----------
    EQUITY SECURITIES:                                          GROSS UNREALIZED       GROSS UNREALIZED     FAIR VALUE
    ($ in thousands)                                 COST             GAINS                 LOSSES
    --------------------------------------------- ----------- ---------------------- ---------------------- -----------
    DECEMBER 31, 1998
         Common stocks                               $ 5,185             $889                 $(292)           $5,782
         Non-redeemable preferred stocks              20,641              707                  (445)           20,903
    --------------------------------------------- ----------- ---------------------- ---------------------- -----------
             Total Equity Securities                 $25,826           $1,596                 $(737)          $26,685
    --------------------------------------------- ----------- ---------------------- ---------------------- -----------
    DECEMBER 31, 1997

         Common stocks                                $3,318            $ 583                  $(70)           $3,831
         Non-redeemable preferred stocks              11,774              931                  (247)           12,458
    --------------------------------------------- ----------- ---------------------- ---------------------- -----------
             Total Equity Securities                 $15,092           $1,514                 $(317)          $16,289
    --------------------------------------------- ----------- ---------------------- ---------------------- -----------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Proceeds from sales of equity securities were $6.0 million, $12.4 million and $12.8 million in 1998, 1997 and 1996, respectively. Gross gains of $2.6 million, $8.6 million and $4.7 million and gross losses of $815 thousand, $172 thousand and $155 thousand in 1998, 1997 and 1996, respectively were realized on those sales.

     Mortgage Loans

     Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure and loans modified at interest rates below market.

     At December 31, 1998 and 1997, the Company's mortgage loan portfolios consisted of the following:

-----------------------------------------------------  -------------  --------------
($ in thousands)                                            1998            1997
-----------------------------------------------------  -------------  --------------
Current Mortgage Loans                                      $170,635        $160,247
Underperforming Mortgage Loans                                 3,930               -
-----------------------------------------------------  -------------  --------------
Total                                                        174,565         160,247
-----------------------------------------------------  -------------  --------------


     Aggregate annual maturities on mortgage loans at December 31, 1998 are as follows:

-----------------------------------------------------       -------
($ in thousands)

Past Maturity                                               $   129
1999                                                         11,649
2000                                                         11,309
2001                                                          8,697
2002                                                         16,272
2003                                                          4,998
Thereafter                                                  121,511
-----------------------------------------------------       -------
Total                                                       174,565
=====================================================       =======

     Joint Venture

     In October 1997, TIC and Tishman Speyer Properties (Tishman), a worldwide real estate owner, developer and manager, formed a joint real estate venture with an initial equity commitment of $792 million. TIC and certain of its affiliates committed $420 million in real estate equity and $100 million in cash while Tishman committed $272 million in properties and cash. Both companies are serving as asset managers for the venture and Tishman is primarily responsible for the venture's real estate acquisition and development efforts. The Company's investment in the joint venture, which is included in other invested assets, totaled $62.4 million and $54.8 million at December 31, 1998 and 1997, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Concentrations

     The Company's significant individual investment concentrations included $53.3 million and $32.7 million in Bellsouth Corp. at December 31, 1998 and 1997, respectively. In addition, there was an investment of $50.8 million in the State of Israel in 1997.

     The Company participates in a short-term investment pool maintained by an affiliate. See Note 8.

     Included in fixed maturities are below investment grade assets totaling $102.4 million and $76.7 million at December 31, 1998 and 1997, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade bonds.

     The Company's three largest industry concentrations of investments, primarily fixed maturities, were as follows:

        -------------------------------------------- -----------   -----------
        ($ in thousands)                                 1998          1997
        -------------------------------------------- -----------   -----------
        Banking                                         $160,713      $130,966
        Transportation                                   155,116       138,903
        Electric utilities                               109,027       106,724
        -------------------------------------------- -----------   -----------

     Below investment grade assets included in the preceding table were not significant.

     Concentrations of mortgage loans by property type at December 31, 1998 and 1997 were as follows:

        --------------------------------------------   -----------   -----------
        ($ in thousands)                                   1998          1997
        --------------------------------------------   -----------   -----------
        Agricultural                                       $78,579       $62,463
        Office                                              51,813        47,453
        --------------------------------------------   -----------   -----------

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

     Non-Income Producing Investments

     There were no investments included in the balance sheets that were non-income producing for the preceding 12 months.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Restructured Investments

     Mortgage loan and debt securities which were restructured at below market terms at December 31, 1998 and 1997 were insignificant. The new terms of restructured investments typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such assets was insignificant. Interest on these assets, included in net investment income, was insignificant.


12.  LIFE AND ANNUITY DEPOSIT FUNDS AND RESERVES

     At December 31, 1998, the Company had $1.9 billion of life and annuity deposit funds and reserves. Of that total, $1.5 billion were not subject to discretionary withdrawal based on contract terms. The remaining $.4 billion were life and annuity products that were subject to discretionary withdrawal by the contractholders. Included in the amount that is subject to discretionary withdrawal were $.2 billion of liabilities that are surrenderable with market value adjustments. An additional $.2 billion of life insurance and individual annuity liabilities are subject to discretionary withdrawals with an average surrender charge of 4.6%. The life insurance risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.


13. RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     The following table reconciles net income to net cash provided by (used in) operating activities:

        ------------------------------------------------------------------   -------------   -------------   -------------
        FOR THE YEAR ENDED DECEMBER 31,                                          1998             1997            1996
                                                                                 ----             ----            ----
        ($ in thousands)
        ------------------------------------------------------------------   -------------   -------------   -------------
        Net Income From Continuing Operations                                     $57,485         $71,372        $ 25,791
             Adjustments to reconcile net income to cash provided by
             operating activities:
                 Realized (gains) losses                                          (18,493)        (44,871)          9,613
                 Deferred federal income taxes                                     11,783           4,344         (15,665)
                 Amortization of deferred policy acquisition costs and
                      value of insurance in force                                  17,031           6,036           3,286
                 Additions to deferred policy acquisition costs                  (120,278)        (56,975)        (20,753)
                 Investment income accrued                                         (3,821)            908           1,308
                 Premium balances receivable                                       (6,786)         (3,450)         (3,561)
                 Insurance reserves and accrued expenses                           (8,431)          3,981         (16,459)
                 Other                                                             (3,881)         26,673         (13,419)
        ------------------------------------------------------------------   -------------   -------------   -------------
                 Net cash provided by (used in) operations                       $(75,391)         $8,018        $(29,859)
        ------------------------------------------------------------------   -------------   -------------   -------------


14.  NON-CASH INVESTING AND FINANCING ACTIVITIES


     There were no significant non-cash investing and financing activities for 1998, 1997 and 1996.

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


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed:
      (1)  Financial Statements.  See index on page 11 of this report.
      (2)  Financial Statement Schedules.  See index on page 42 of this report.
      (3)  Exhibits. See Exhibit Index on page 40.


(b)  Reports on Form 8-K:
     None.

                                  EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION

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

        27.+             Financial Data Schedule


+  Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 1999.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                  (Registrant)

         By:      /s/ Jay S. Benet
                  ------------------------
                  Jay S. Benet
                  Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 1999.

SIGNATURE                       CAPACITY

/s/ Michael A. Carpenter        Director and Chairman of the Board
--------------------------
(Michael A. Carpenter)

/s/ John Eric Daniels           Director, President and Chief Executive Officer
--------------------------     (Principal Executive Officer)
(John Eric Daniels)

/s/ Jay S. Benet                Director and Chief Financial Officer
--------------------------     (Principal Financial Officer and Principal
(Jay S. Benet)                  Accounting Officer)

/s/ Katherine M. Sullivan       Director
--------------------------
(Katherine M. Sullivan)

/s/ Marc P. Weill               Director
--------------------------
(Marc P. Weill)

/s/ Robert I. Lipp              Director
--------------------------
(Robert I. Lipp)

/s/ George C. Kokulis           Director
--------------------------
(George C. Kokulis)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities pursuant to
Section 12 of the Act: NONE

No Annual Report to Security Holders covering the registrant's last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                          Page

The Travelers Life and Annuity Company
     Independent Auditors' Report                                                           12
     Statements of Income                                                                   13
     Balance Sheets                                                                         14
     Statements of Changes in Retained Earnings and Accumulated
       Other Changes in Equity from Non-Owner Sources                                       15
     Statements of Cash Flows                                                               16
     Notes to Financial Statements                                                          17

Independent Auditors' Report                                                                43

Schedule I - Summary of Investments - Other than Investments in Related Parties 1998        44

Schedule III - Supplementary Insurance Information 1996-1998                                45

Schedule IV - Reinsurance 1996-1998                                                         46


All other schedules are inapplicable for this filing.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
The Travelers Life and Annuity Company:

Under date of January 25, 1999, we reported on the balance sheets of The Travelers Life and Annuity Company as of December 31, 1998 and 1997, and the related statements of income, changes in retained earnings and accumulated other changes in equity from non-owner sources and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in this Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP
Hartford, Connecticut
January 25, 1999

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                ($ in thousands)


------------------------------------------------------------------    --------------    -------------    -------------------
                                                                                                            AMOUNT SHOWN IN
TYPE OF INVESTMENT                                                         COST             VALUE          BALANCE SHEET (1)
------------------------------------------------------------------    --------------    -------------    -------------------

Fixed Maturities:
     Bonds:
         U.S. Government and government agencies and authorities            $377,679         $437,006             $437,006
         States, municipalities and political subdivisions                    28,749           29,726               29,726
         Foreign governments                                                  40,786           43,377               43,377
         Public utilities                                                    152,683          162,183              162,183
         Convertible bonds and bonds with warrants attached                   16,868           17,635               17,635
         All other corporate bonds                                         1,086,549        1,144,711            1,144,711
------------------------------------------------------------------    --------------    -------------    -------------------
              Total Bonds                                                  1,703,314        1,834,638            1,834,638
     Redeemable Preferred Stocks                                               4,033            4,043                4,043
------------------------------------------------------------------    --------------    -------------    -------------------
         Total Fixed Maturities                                            1,707,347        1,838,681            1,838,681
------------------------------------------------------------------    --------------    -------------    -------------------

Equity Securities:
     Common Stocks:
         Industrial, miscellaneous and all other                               5,185            5,782                5,782
------------------------------------------------------------------    --------------    -------------    -------------------
              Total Common Stocks                                              5,185            5,782                5,782
     Non-Redeemable Preferred Stocks                                          20,641           20,903               20,903
------------------------------------------------------------------    --------------    -------------    -------------------
         Total Equity Securities                                              25,826           26,685               26,685
------------------------------------------------------------------    --------------    -------------    -------------------

Mortgage Loans                                                               174,565                               174,565
Policy Loans                                                                   4,904                                 4,904
Short-Term Securities                                                        126,176                               126,176
Other Investments                                                            128,618                               131,218
------------------------------------------------------------------    --------------    -------------    -------------------
         Total Investments                                                $2,167,436                            $2,302,229
==================================================================    ==============    =============    ===================



(1) Determined in accordance with methods described in Notes 1 and 11 of Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                    1996-1998
                                ($ in thousands)


---- ---------------------  -----------------  -------  ----------  -----------------  -------------------------------
     DEFERRED POLICY        FUTURE POLICY                           BENEFITS, CLAIMS,
     ACQUISITION COSTS AND  BENEFITS, LOSSES,           NET         LOSSES AND         AMORTIZATION OF DEFERRED POLICY
     VALUE OF INSURANCE IN  CLAIMS AND LOSS    PREMIUM  INVESTMENT  SETTLEMENT         ACQUISITION COSTS AND VALUE OF
     FORCE                  EXPENSES (1)       REVENUE  INCOME      EXPENSES           INSURANCE IN FORCE
---- ---------------------  -----------------  -------  ----------  -----------------  -------------------------------

1998      $194,213            $1,910,582       $23,677   $171,003       $132,906                 $17,031

1997        90,966             1,790,573        35,190    168,653        130,804                   6,036

1996        40,027             1,549,804        17,462    151,326        112,892                   3,286



----    ----------  --------

          OTHER
        OPERATING   PREMIUMS
        EXPENSES    WRITTEN
----    ----------  --------

1998      $3,937    $23,677

1997      10,462     35,190

1996       5,691     17,462



(1)  Includes contractholder funds.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE IV
                                   REINSURANCE
                                ($ in thousands)


------------------------------------------- ------------------ ----------------- -------------- -------------- ------------------
                                                                  CEDED TO          ASSUMED                       PERCENTAGE OF
                                                 GROSS              OTHER         FROM OTHER         NET             AMOUNT
                                                 AMOUNT           COMPANIES        COMPANIES       AMOUNT        ASSUMED TO NET
------------------------------------------- ------------------ ----------------- -------------- -------------- ------------------
YEAR ENDED DECEMBER 31, 1998

Life Insurance In Force                        $10,709,709        $8,829,229           $-          $1,880,480            -%

Premiums:
     Group annuity                                   $ 632              $  -           $-               $ 632
     Individual life                                22,340             4,220            -              18,120
     Structured settlements                          4,925                 -            -               4,925
                                                   -------            ------           ----           -------
         Total Premiums                            $27,897            $4,220           $-             $23,677            -%
                                                   =======            ======           ====           =======


YEAR ENDED DECEMBER 31, 1997

Life Insurance In Force                         $5,860,579        $4,601,196            $-         $1,259,383            -%

Premiums:
     Group annuity                                   $ 425              $  -            $-              $ 425
     Individual life                                13,907             2,404             -             11,503
     Structured settlements                         23,262                 -             -             23,262
                                                    ------            ------            --            ------
         Total Premiums                            $37,594            $2,404            $-            $35,190            -%
                                                   =======            ======           ====           =======


YEAR ENDED DECEMBER 31, 1996

Life Insurance In Force                         $3,123,183        $2,328,683            $-           $794,500            -%

Premiums:
     Group annuity                                  $2,109               $ -            $-             $2,109
     Individual life                                 8,201               953             -              7,248
     Structured settlements                          8,105                 -             -              8,105
                                                   -------            ------           ----             -----
         Total Premiums                            $18,415              $953            $-            $17,462            -%
                                                   =======            ======           ====           =======