Form 10-Q
period 1999-03-31
TRAVELERS LIFE & ANNUITY CO
filed 1999-05-13
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _______



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

Condensed Statements of Income for the
Three Months Ended March 31, 1999 and 1998 (unaudited).................................................................3

Condensed Balance Sheets as of March 31, 1999 (unaudited) and
December 31, 1998......................................................................................................4

Condensed Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Non-Owner Sources
for the three months ended March 31, 1999 and 1998 (unaudited).........................................................5

Condensed Statements of Cash Flows for the
Three Months Ended March 31, 1999 and 1998 (unaudited).................................................................6

Notes to Condensed Financial Statements (unaudited)....................................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................................................8



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................12



SIGNATURES............................................................................................................13

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                ($ IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
---------------------------------------------------------------------------------- --------------------- -------------------
                                                                                           1999                 1998
                                                                                           ----                 ----
REVENUES
Premiums                                                                                $  5,313              $  9,035
Net investment income                                                                     42,411                40,028
Realized investment gains                                                                  8,844                 2,936
Fee income                                                                                 6,987                 2,585
Other                                                                                      5,550                 2,423
---------------------------------------------------------------------------------- --------------------- -------------------
     Total revenues                                                                       69,105                57,007
---------------------------------------------------------------------------------- --------------------- -------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                                     20,252                23,078
Interest credited to contractholders                                                      12,876                12,134
Amortization of deferred acquisition costs and
   value of insurance in force                                                             4,100                 1,779
Operating expenses                                                                         2,405                 3,446
---------------------------------------------------------------------------------- --------------------- -------------------
     Total benefits and expenses                                                          39,633                40,437
---------------------------------------------------------------------------------- --------------------- -------------------

Income before federal income taxes                                                        29,472                16,570
---------------------------------------------------------------------------------- --------------------- -------------------

Federal income taxes                                                                      10,301                 5,787
================================================================================== ===================== ===================

Net income                                                                              $ 19,171              $ 10,783
================================================================================== ===================== ===================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                               MARCH 31, 1999           DECEMBER 31, 1998
------------------------------------------------------------------------ --------------------------- -------------------------
ASSETS                                                                          (UNAUDITED)
Investments                                                                        $2,227,827                $2,302,229
Separate accounts                                                                   2,674,702                 2,178,474
Deferred acquisition costs and value of insurance in force                            233,441                   194,213
Other assets                                                                           95,148                    69,588
------------------------------------------------------------------------ --------------------------- -------------------------
     Total assets                                                                  $5,231,118                $4,744,504
------------------------------------------------------------------------ --------------------------- -------------------------

LIABILITIES
Future policy benefits                                                               $960,972                  $963,171
Contractholder funds                                                                  959,224                   947,411
Separate accounts                                                                   2,674,702                 2,178,474
Other liabilities                                                                     123,947                   114,690
------------------------------------------------------------------------ --------------------------- -------------------------
     Total liabilities                                                              4,718,845                 4,203,746
------------------------------------------------------------------------ --------------------------- -------------------------

SHAREHOLDER'S EQUITY

Common stock, par value $100; 100,000 shares authorized, 30,000 issued
   and outstanding                                                                      3,000                     3,000
Additional paid-in capital                                                            167,314                   167,314
Retained earnings                                                                     301,726                   282,555
Accumulated other changes in equity from non-owner sources                             40,233                    87,889
------------------------------------------------------------------------ --------------------------- -------------------------
     Total shareholder's equity                                                       512,273                   540,758
------------------------------------------------------------------------ --------------------------- -------------------------

     Total liabilities and shareholder's equity                                    $5,231,118                $4,744,504
======================================================================== =========================== =========================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
            CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS AND
           ACCUMULATED OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                  (UNAUDITED)
                                ($ IN THOUSANDS)

                                                                             THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------- ----------------------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS                                      1999             1998
-------------------------------------------------------------------------- ----------------- ----------------
Balance, beginning of period                                                   $282,555          $225,070
Net income                                                                       19,171            10,783
-------------------------------------------------------------------------- ----------------- ----------------
Balance, end of period                                                         $301,726          $235,853
========================================================================== ================= ================
STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES
-------------------------------------------------------------------------- ----------------- ----------------

Balance, beginning of period                                                    $87,889           $70,277
Unrealized gains (losses), net of tax                                           (47,656)            1,424
-------------------------------------------------------------------------- ----------------- ----------------
Balance, end of period                                                          $40,233           $71,701
========================================================================== ================= ================
SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES
-------------------------------------------------------------------------- ----------------- ----------------

Net income                                                                      $19,171           $10,783
Other changes in equity from
     non-owner sources                                                          (47,656)            1,424
-------------------------------------------------------------------------- ----------------- ----------------
Total changes in equity from
     non-owner sources                                                         $(28,485)          $12,207
========================================================================== ================= ================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ IN THOUSANDS)


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
----------------------------------------------------------------------- --------------------- -------------------
                                                                                    1999                  1998
                                                                                    ----                  ----
Net cash used in operating activities                                             $(59,531)            $(34,736)
----------------------------------------------------------------------- ---------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investments
     Fixed maturities                                                               46,340               20,086
     Mortgage loans                                                                  4,330                7,159
Proceeds from sales of investments
     Fixed maturities                                                              202,104              119,183
     Equity securities                                                                 337                2,765
Purchases of investments
     Fixed maturities                                                             (278,998)            (278,309)
     Equity securities                                                              (2,603)             (11,098)
     Mortgage loans                                                                   (752)              (5,400)
Policy loans                                                                        (2,655)                (441)
Short-term securities sales, net                                                    54,570               15,260
Other investments purchases, net                                                    (1,423)              (5,298)
Securities transactions in course of settlement, net                                27,791               89,260
----------------------------------------------------------------------- ---------------------- --------------------
Net cash provided by (used in) investing activities                                 49,041              (46,833)
----------------------------------------------------------------------- ---------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                   26,503              113,490
     Contractholder fund withdrawals                                               (14,689)             (32,893)
----------------------------------------------------------------------- ---------------------- --------------------
     Net cash provided by financing activities                                      11,814               80,597
----------------------------------------------------------------------- ---------------------- --------------------

Net increase (decrease) in cash                                                      1,324                 (972)

Cash at beginning of period                                                            624                1,563
----------------------------------------------------------------------- ---------------------- --------------------
Cash at end of period                                                               $1,948                 $591
======================================================================= ====================== ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                                                   $9,354              $10,315
======================================================================= ====================== ====================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company
     (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments), for a fair statement of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

     ACCOUNTING CHANGES

     In January 1999, the Company adopted Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. The adoption of this SOP had no impact on the Company's financial condition, results of operations or liquidity.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



2.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $328.2 million at December 31, 1998. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $32.8 million is available in 1999 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company has not paid any dividends to its parent during the three months ended March 31, 1999 and 1998.


3.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of March 31, 1999, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.


RESULTS OF OPERATIONS ($ in millions)

          FOR THE THREE MONTHS ENDED MARCH 31,                           1999             1998
                                                                         ----             ----
          Revenues (1)                                                   $69.1            $57.0
                                                                         =====            =====
          Net income (2)                                                 $19.2            $10.8
                                                                         =====            =====

(1) Revenues include pre-tax investment portfolio gains of $8.8 million and $2.9 million in 1999 and 1998, respectively.

(2) Net income includes $5.8 million and $1.9 million of reported net after-tax investment portfolio gains in 1999 and 1998, respectively.

The Travelers Life and Annuity Company (the Company) offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. These products are marketed primarily through the Financial Consultants of Salomon Smith Barney Inc., an affiliate of the Company, and a nationwide network of independent agents. During 1998, Primerica Financial Services (Primerica) and Citibank, affiliates of the Company, began marketing these products also. The Company also provides traditional life insurance and single premium group close-out business. The majority of the annuity business and a substantial portion of the individual life business written by the Company is accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

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

Net income for the three months ended March 31, 1999 was $19.2 million, compared to $10.8 million for the three months ended March 31, 1998. Excluding net realized investment gains and losses, operating earnings increased from $8.9 million in 1998 to $13.4 million in 1999. This increase was primarily driven by business volume. The business volume is reflected in the growth of fee income in the deferred annuity and universal life businesses.


PREMIUMS AND DEPOSITS ($ in millions)

FOR THE THREE MONTHS ENDED MARCH 31,                 1999            1998
                                                     ----            ----
Deferred Annuities                                   $487            $311
Universal Life                                         24              21
Traditional Life                                        5               3
Structured Settlements                                --                9
                                                     ----            ----
                                    Total            $516            $344
                                                     ====            ====

The increase in deferred annuity and universal life deposits is primarily attributable to strong sales of products distributed by Salomon Smith Barney Inc., an affiliate of the Company, and the introduction of the Company's products into the Primerica distribution channel. The structured settlement decrease reflects a change in Company policy that all new structured settlements be sold by TIC.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $4.6 billion at March 31, 1999, up from $2.9 billion at March 31, 1998, primarily as a result of growth in the variable annuity separate account business included in deferred annuities.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


MERGER

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (the Merger) and subsequently, Travelers Group changed its name to Citigroup Inc.

Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from the date it became a bank holding company to comply with all applicable provisions (the BHCA Compliance Period). The BHCA Compliance Period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest. At this time, the Company believes that its compliance with applicable laws following the Merger will not have a material adverse effect on the Company's financial condition or results of operations.

There is pending Federal Legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislation will be enacted. Before the expiration of the BHCA Compliance Period, each of the Company and Citigroup will evaluate its alternatives in order to comply with whatever laws are then applicable.


INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At March 31, 1999, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1999 without prior approval of the Connecticut Insurance Department is $32.8 million. The Company has not paid any dividends to its parent during the three months ended March 31, 1999 and 1998.


YEAR 2000

The Company is highly dependent on computer systems and systems applications for conducting its ongoing business functions. In 1996, TIC and its subsidiaries, including the Company, began the process of identifying, assessing and implementing changes to computer programs to address the Year 2000 issue and developed a comprehensive plan that encompasses TIC and its insurance subsidiaries, to address the issue. The issue involves the ability of computer systems that have time sensitive programs to recognize properly the Year 2000. The inability to do so could result in major failures or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


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

In addition, the Company is developing contingency plans to address perceived risks associated with the Year 2000 effort. These include business resumption plans to address the possibility of internal systems failures and the possibility of failure of systems or processes outside the Company's control. As of year-end 1998, the Company had completed initial business resumption contingency plans which would enable business critical units to function beginning January 1, 2000 in the event of an unexpected failure. Business resumption contingency plans are expected to be finalized by June 30, 1999. Preparations for the management of the date change will continue through 1999.


FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Financial Statements for Future Application of Accounting Standards.


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

                                                            THE TRAVELERS LIFE AND ANNUITY COMPANY
                                                                                     (Registrant)

Date            May 13, 1999                              /s/ Jay S. Benet
    --------------------------------------------------    -----------------------------------------------------------------

                                                          Jay S. Benet
                                                          Senior Vice President, Chief Financial Officer and Chief Accounting
                                                          Officer (Principal Financial Officer)