Form 10-Q
period 1999-06-30
TRAVELERS LIFE & ANNUITY CO
filed 1999-08-12
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  ---                  THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM            TO
                                                        ---------     -------

                         COMMISSION FILE NUMBER 33-58677


                     THE TRAVELERS LIFE AND ANNUITY COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CONNECTICUT                              06-0904249
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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----

ITEM 1.  FINANCIAL STATEMENTS

Condensed Statements of Income for the Three and
Six Months Ended June 30, 1999 and 1998 (unaudited)......................    3

Condensed Balance Sheets as of June 30, 1999 (unaudited) and
December 31, 1998........................................................    4

Condensed Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Non-Owner Sources
for the Three and Six Months Ended June 30, 1999 and 1998 (unaudited)....    5

Condensed Statements of Cash Flows for the
Six Months Ended June 30, 1999 and 1998 (unaudited)......................    6

Notes to Condensed Financial Statements (unaudited)......................    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................    8



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................   12



SIGNATURES...............................................................   13

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                ($ IN THOUSANDS)


                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30,                        JUNE 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                        1999             1998           1999            1998
                                                                        ----             ----           ----            ----
REVENUES
Premiums                                                             $  6,302        $  3,495        $  11,615      $  12,530
Net investment income                                                  44,668          41,753           87,079         81,781
Realized investment gains (losses)                                     (2,117)          4,279            6,727          7,215
Fee income                                                             10,778           3,842           18,963          6,788
Other                                                                   4,777           2,709            9,129          4,771
-----------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                    64,408          56,078          133,513        113,085
-----------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                  21,316          18,094           41,568         41,172
Interest credited to contractholders                                   13,255          12,228           26,131         24,362
Amortization of deferred acquisition costs and
   value of insurance in force                                          6,004           5,592           10,104          7,371
Operating expenses                                                      1,676           3,287            4,081          6,733
-----------------------------------------------------------------------------------------------------------------------------
     Total benefits and expenses                                       42,251          39,201           81,884         79,638
-----------------------------------------------------------------------------------------------------------------------------

Income before federal income taxes                                     22,157          16,877           51,629         33,447
-----------------------------------------------------------------------------------------------------------------------------

Federal income taxes                                                    7,742           5,893           18,043         11,680
=============================================================================================================================

Net income                                                            $14,415         $10,984          $33,586        $21,767
=============================================================================================================================


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                             JUNE 30, 1999     DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                       (UNAUDITED)
Investments                                                                   $2,170,540         $2,302,229
Separate accounts                                                              3,332,283          2,178,474
Deferred acquisition costs and value of insurance in force                       280,419            194,213
Other assets                                                                     150,728             69,588
-----------------------------------------------------------------------------------------------------------
     Total assets                                                             $5,933,970         $4,744,504
-----------------------------------------------------------------------------------------------------------

LIABILITIES
Future policy benefits                                                        $  956,978         $  963,171
Contractholder funds                                                           1,015,627            947,411
Separate accounts                                                              3,332,283          2,178,474
Other liabilities                                                                139,980            114,690
-----------------------------------------------------------------------------------------------------------
     Total liabilities                                                         5,444,868          4,203,746
-----------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
     30,000 issued and outstanding                                                 3,000              3,000
Additional paid-in capital                                                       167,316            167,314
Retained earnings                                                                316,141            282,555
Accumulated other changes in equity from non-owner sources                         2,645             87,889
-----------------------------------------------------------------------------------------------------------
     Total shareholder's equity                                                  489,102            540,758
-----------------------------------------------------------------------------------------------------------

     Total liabilities and shareholder's equity                               $5,933,970         $4,744,504
===========================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
            CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS AND
           ACCUMULATED OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                   (UNAUDITED)
                                ($ IN THOUSANDS)



                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                JUNE 30,
----------------------------------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS                    1999         1998        1999         1998
---------------------------------------------------------------------------------------------------------
Balance, beginning of period                              $ 301,726    $ 235,853   $ 282,555    $ 225,070
Net income                                                   14,415       10,984      33,586       21,767
=========================================================================================================
Balance, end of period                                    $ 316,141    $ 246,837   $ 316,141    $ 246,837
=========================================================================================================

---------------------------------------------------------------------------------------------------------
STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES
---------------------------------------------------------------------------------------------------------

Balance, beginning of period                              $  40,233    $  71,701   $  87,889    $  70,277
Unrealized gains (losses), net of tax                       (37,588)      16,674     (85,244)      18,098
=========================================================================================================
Balance, end of period                                    $   2,645    $  88,375   $   2,645    $  88,375
=========================================================================================================
SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES
---------------------------------------------------------------------------------------------------------

Net income                                                $  14,415    $  10,984   $  33,586    $  21,767
Other changes in equity from
     Non-owner sources                                      (37,588)      16,674     (85,244)      18,098
=========================================================================================================
Total changes in equity from
Non-owner sources                                         $ (23,173)   $  27,658   $ (51,658)   $  39,865
=========================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
--------------------------------------------------------------------------------------------------
                                                                           1999            1998
Net cash used in operating activities                                   $(41,630)       $(46,640)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investments
     Fixed maturities                                                     66,783          56,781
     Mortgage loans                                                        6,061          18,076
Proceeds from sales of investments
     Fixed maturities                                                    447,287         349,859
     Equity securities                                                       975           4,350
Purchases of investments
     Fixed maturities                                                   (545,599)       (457,513)
     Equity securities                                                    (8,932)        (12,570)
     Mortgage loans                                                       (3,004)         (9,395)
Policy loans                                                              (2,998)           (992)
Short-term securities (purchases) sales, net                              78,606         (14,495)
Other investments purchases, net                                         (11,381)         (7,545)
Securities transactions in course of settlement, net                       2,705          23,010
------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       30,503         (50,434)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                         26,503         165,929
     Contractholder fund withdrawals                                     (14,689)        (68,677)
------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                            11,814          97,252
------------------------------------------------------------------------------------------------

Net increase in cash                                                         687             178

Cash at beginning of period                                                  624           1,563
================================================================================================
Cash at end of period                                                  $   1,311       $   1,741
================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                                      $  20,343       $  25,330
================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company
     (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments), for a fair presentation of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. FAS 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, in June 1999 the FASB issued Statement of Financial Standards No. 137 "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137) which allows entities which have not adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt the deferral provisions of FAS 137 and has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


2.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $328.2 million at December 31, 1998. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $32.8 million is available in 1999 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company did not pay any dividends to its parent during the six months ended June 30, 1999 and 1998.


3.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of June 30, 1999, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act.
     See "Forward-Looking Statements" on page 11.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

RESULTS OF OPERATIONS ($ in millions)

          FOR THE SIX MONTHS ENDED JUNE 30,                              1999              1998
                                                                         ----              ----
          Revenues (1)                                                  $133.5           $113.1
                                                                        ======           ======

          Net income (2)                                                 $33.6            $21.8
                                                                         =====            =====



(1) Revenues include pre-tax investment portfolio gains of $6.7 million and $7.2 million in 1999 and 1998, respectively.

(2) Net income includes $4.4 million and $4.7 million of reported net after-tax investment portfolio gains in 1999 and 1998, respectively.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


The Company has reserves related to structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the assets held in the related separate account. The assets held in this separate account are owned by the Company and contractholders do not share in their investment performance. The assets and liabilities of this separate account are included in investments, future policy benefits and contractholder funds for financial reporting purposes. These contracts were purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TAP), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations. Effective April 1, 1998, all new structured settlement contracts have been written by TIC.

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

Net income for the six months ended June 30, 1999 was $33.6 million, compared to $21.8 million for the six months ended June 30, 1998. Excluding net realized investment gains and losses, operating earnings increased from $17.1 million in 1998 to $29.2 million in 1999. This increase was primarily driven by business volume. The impact of this volume growth is reflected in net investment income and fee income in both the deferred annuity and universal life businesses.


PREMIUMS AND DEPOSITS ($ in millions)

FOR THE SIX MONTHS ENDED JUNE 30,                                              1999          1998
                                                                               ----          ----
Deferred Annuities                                                            $1,055        $  548
Universal Life                                                                    56            42
Traditional Life                                                                  11             7
Structured Settlements                                                          --               9
                                                                              ------        ------
                                    Total                                     $1,122        $  606
                                                                              ======        ======


The substantial increase in deferred annuity is primarily attributable to the introduction of the Company's products into the Primerica distribution channel and to strong sales of products distributed by Salomon Smith Barney Inc., both affiliates of the Company. The structured settlement decrease reflects a change in Company policy that all new structured settlements be sold by TIC.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $5.3 billion at June 30, 1999, up from $3.2 billion at June 30, 1998, primarily as a result of growth in the variable annuity separate account business included in deferred annuities.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


MERGER

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (the Merger) and subsequently, Travelers Group changed its name to Citigroup Inc.

Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from the date it became a bank holding company to comply with all applicable provisions (the BHCA Compliance Period). The BHCA Compliance Period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest. At this time, the Company believes that its compliance with BHCA and other applicable laws will not have a material adverse effect on the Company's financial condition or results of operations. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 11.

There is pending federal legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislation will be enacted. Before the expiration of the BHCA Compliance Period, each of the Company and Citigroup will evaluate its alternatives in order to comply with whatever laws are then applicable.


INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At June 30, 1999, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1999 without prior approval of the Connecticut Insurance Department is $32.8 million. The Company did not pay any dividends to its parent during the six months ended June 30, 1999 and 1998.


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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

The Company has achieved compliance with respect to its business critical systems in accordance with its Year 2000 plan and has completed the process of certification to validate compliance. An ongoing recertification process will be put in place for third and fourth quarters 1999 to ensure all business critical systems and products remain compliant.

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

In addition, the Company has developed business resumption contingency plans to address perceived risks associated with the Year 2000 effort. These plans address the possibility of internal systems failures and the possibility of failure of systems or processes outside the Company's control. These business resumption contingency plans would enable business critical units to function January 1, 2000 in the event of an unexpected failure. Preparations for the management of the date change will continue through 1999.

Certain information contained in the foregoing paragraphs constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 11.


FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Financial Statements for Future Application of Accounting Standards.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings, the conduct of the Company's business following the Merger and the ability of the Company and third party vendors to modify computer systems for the Year 2000 data conversion in a timely manner.

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



                            THE TRAVELERS LIFE AND ANNUITY COMPANY
                                         (Registrant)


Date     August 12, 1999    /s/ Jay S. Benet
                            ---------------------------------------------------

                            Jay S. Benet
                            Senior Vice President,
                            Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)