Form 10-Q
period 1999-09-30
TRAVELERS LIFE & ANNUITY CO
filed 1999-11-12
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________



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

Condensed Statements of Income for the Three and
Nine Months Ended September 30, 1999 and 1998 (unaudited)..............................................................3

Condensed Balance Sheets as of September 30, 1999 (unaudited) and
December 31, 1998......................................................................................................4

Condensed Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Non-Owner Sources
for the Three and Nine Months Ended September 30, 1999 and 1998 (unaudited)............................................5

Condensed Statements of Cash Flows for the
Nine Months Ended September 30, 1999 and 1998 (unaudited)..............................................................6

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................12



SIGNATURES............................................................................................................13

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                ($ IN THOUSANDS)

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------
                                                        1999             1998           1999           1998
                                                      --------        --------        --------        --------
REVENUES
Premiums                                              $  6,542        $  5,459        $ 18,157        $ 17,989
Net investment income                                   46,444          44,266         133,523         126,047
Realized investment gains                                1,166           8,558           7,893          15,773
Fee income                                              13,815           4,980          32,778          11,768
Other revenues                                           2,491           3,693          11,620           8,464
                                                      --------        --------        --------        --------
     Total revenues                                     70,458          66,956         203,971         180,041
                                                      --------        --------        --------        --------

BENEFITS AND EXPENSES
Current and future insurance benefits                   18,910          19,786          60,478          60,958
Interest credited to contractholders                    14,381          13,275          40,512          37,637
Amortization of deferred acquisition costs and
   operating expenses                                    7,298           2,497          21,483          16,601
                                                      --------        --------        --------        --------
     Total benefits and expenses                        40,589          35,558         122,473         115,196
                                                      --------        --------        --------        --------

Income before federal income taxes                      29,869          31,398          81,498          64,845
                                                      --------        --------        --------        --------

Federal income taxes                                    10,382          10,861          28,425          22,541
                                                      --------        --------        --------        --------

Net income                                            $ 19,487        $ 20,537        $ 53,073        $ 42,304
                                                      ========        ========        ========        ========


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                            CONDENSED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                             SEPTEMBER 30, 1999     DECEMBER 31,
                                                                                (UNAUDITED)            1998
                                                                                -----------         -----------
ASSETS
Investments                                                                     $ 2,217,601         $ 2,302,229
Separate accounts                                                                 3,655,477           2,178,474
Deferred acquisition costs                                                          307,404             177,808
Other assets                                                                        156,541              85,993
                                                                                -----------         -----------
     Total assets                                                               $ 6,337,023         $ 4,744,504
                                                                                -----------         -----------

LIABILITIES
Future policy benefits                                                          $   952,706         $   963,171
Contractholder funds                                                              1,083,390             947,411
Separate accounts                                                                 3,655,477           2,178,474
Other liabilities                                                                   157,619             114,690
                                                                                -----------         -----------
     Total liabilities                                                            5,849,192           4,203,746
                                                                                -----------         -----------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
     30,000 issued and outstanding                                                    3,000               3,000
Additional paid-in capital                                                          167,316             167,314
Retained earnings                                                                   335,628             282,555
Accumulated other changes in equity from non-owner sources                          (18,113)             87,889
                                                                                -----------         -----------
     Total shareholder's equity                                                     487,831             540,758
                                                                                -----------         -----------

     Total liabilities and shareholder's equity                                 $ 6,337,023         $ 4,744,504
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

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS                            1999              1998             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                      $ 316,141         $ 246,837        $ 282,555         $ 225,070
Net income                                                           19,487            20,537           53,073            42,304
                                                                  ---------         ---------        ---------         ---------
Balance, end of period                                            $ 335,628         $ 267,374        $ 335,628         $ 267,374
                                                                  =========         =========        =========         =========

--------------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES
--------------------------------------------------------------------------------------------------------------------------------

Balance, beginning of period                                      $   2,645         $  88,375        $  87,889         $  70,277
Unrealized gains (losses), net of tax                               (20,758)           27,746         (106,002)           45,844
                                                                  ---------         ---------        ---------         ---------
Balance, end of period                                            $ (18,113)        $ 116,121        $ (18,113)        $ 116,121
                                                                  =========         =========        =========         =========

--------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES
--------------------------------------------------------------------------------------------------------------------------------

Net income                                                        $  19,487         $  20,537        $  53,073         $  42,304
Other changes in equity from
     Non-owner sources                                              (20,758)           27,746         (106,002)           45,844
                                                                  ---------         ---------        ---------         ---------
Total changes in equity from
Non-owner sources                                                 $  (1,271)        $  48,283        $ (52,929)        $  88,148
                                                                  =========         =========        =========         =========


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   1999              1998
                                                                 ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                            $(118,714)        $  (8,440)
                                                                 ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                          169,354            80,619
         Mortgage loans                                             22,811            22,477
     Proceeds from sales of investments
         Fixed maturities                                          522,952           559,939
         Equity securities                                           2,387             6,449
     Purchases of investments
         Fixed maturities                                         (775,665)         (768,359)
         Equity securities                                          (9,577)          (13,322)
         Mortgage loans                                             (7,581)          (18,305)
     Policy loans                                                   (4,683)           (1,636)
     Short-term securities (purchases) sales, net                   51,252           (82,680)
     Other investment purchases, net                               (13,065)            3,632
     Securities transactions in course of settlement, net           26,610           100,131
                                                                 ---------         ---------
     Net cash used in investing activities                         (15,205)         (111,055)
                                                                 ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                  188,154           175,924
     Contractholder fund withdrawals                               (52,176)          (57,975)
                                                                 ---------         ---------
     Net cash provided by financing activities                     135,978           117,949
                                                                 ---------         ---------

Net increase (decrease) in cash                                      2,059            (1,546)

Cash at beginning of period                                            624             1,563
                                                                 ---------         ---------
Cash at end of period                                            $   2,683         $      17
                                                                 ---------         ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                           $  24,726         $  25,959
                                                                 =========         =========



                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company
     (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

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

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. FAS 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, in June 1999 the FASB issued Statement of Financial Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137) which allows entities that have not adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt the deferral provisions of FAS 137 and has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



2.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $328.2 million at December 31, 1998. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $32.8 million is available in 1999 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company did not pay any dividends to its parent during the nine months ended September 30, 1999 and 1998.


3.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of September 30, 1999, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 11.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

RESULTS OF OPERATIONS ($ in millions)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                 1999                 1998
                                                                        ----                 ----
Revenues (1)                                                          $204.0               $180.0
                                                                      ------               ------

Net income (2)                                                         $53.1                $42.3
                                                                       =====                =====

--------------------------

(1) Revenues include pre-tax investment portfolio gains of $7.9 million and $15.8 million in 1999 and 1998, respectively.

(2) Net income includes $5.1 million and $10.3 million of reported after-tax investment portfolio gains in 1999 and 1998, respectively.

The Travelers Life and Annuity Company (the Company) offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. These products are marketed primarily through the Financial Consultants of Salomon Smith Barney Inc., an affiliate of the Company, and a nationwide network of independent agents. During 1998 and 1999, Copeland Companies (Copeland), Primerica Financial Services (Primerica) and Citibank, affiliates of the Company, also began marketing these products. The majority of the annuity business and a substantial portion of the individual life business written by the Company is accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

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

Operating earnings for the nine months ended September 30, 1999 were $48.0 million compared with $32.0 million for the prior year period. This increase was primarily driven by business volume. The impact of this volume growth is reflected in net investment income and fee income in both the deferred annuity and universal life businesses.


PREMIUMS AND DEPOSITS ($ in millions)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,           1999          1998
                                                 ------        ------
Deferred Annuities                               $1,650        $  767
Universal Life                                       83            63
Traditional Life                                     17            12
Structured Settlements                             --               9
                                                 ------        ------
                                    Total        $1,750        $  851
                                                 ======        ======

The substantial increase in deferred annuity deposits is primarily attributable to the introduction of the Company's products into the Primerica distribution channel, $572 million in 1999 compared with $88 million in 1998, and to strong introductory sales from Citibank and Copeland affiliates of the Company. The structured settlement decrease reflects a change in Company policy that all new structured settlements be sold by TIC.

Account balances, which included policyholder benefit reserves, contractholder funds and separate account reserves totaled $5.7 billion at September 30, 1999, up from $3.4 billion at September 30, 1998, primarily as a result of growth in the variable annuity separate account business.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY



MERGER

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (the Merger) and subsequently, Travelers Group changed its name to Citigroup Inc.

Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from the date it became a bank holding company to comply with all applicable provisions.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act"), which will become effective in most significant respects 120 days after enactment. Under the Act, bank holding companies, such as Citigroup, all of whose depository institutions are "well capitalized" and "well managed" (as defined in the BHCA) and which obtain satisfactory Community Reinvestment Act ratings, and their affiliates will have the ability to engage in a broader spectrum of activities than those currently permitted, including insurance underwriting and brokerage. Citigroup and its affiliates (including the Company) will be permitted to continue to operate their insurance businesses as currently structured and, if they so determined, to expand those businesses through acquisition or otherwise. Citigroup and its affiliates (including the Company) will also have increased ability to make investments in companies engaged in non-financial activities.


INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At September 30, 1999, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1999 without prior approval of the Connecticut Insurance Department is $32.8 million. The Company did not pay any dividends to its parent during the nine months ended September 30, 1999 and 1998.


YEAR 2000

The Company is highly dependent on computer systems and systems applications for conducting its ongoing business functions. In 1996, TIC and its subsidiaries, including the Company, began the process of identifying, assessing and implementing changes to computer programs to address the Year 2000 issue. The issue involves the ability of computer systems that have time sensitive programs to recognize properly the Year 2000. The inability to do so could result in major failures or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY



The Company has achieved compliance with respect to its business critical systems in accordance with its Year 2000 plan and has completed the process of certification to validate compliance. An ongoing re-certification process will continue through fourth quarter 1999 to ensure all business critical systems and products remain compliant.

The total cost associated with the required modifications and conversions is being expensed as incurred in the period 1996 through 1999. The Company also has third party customers, financial institutions, vendors and others with whom it conducts business and has confirmed their plans to address and resolve Year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors and customers will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

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

Certain information contained in the foregoing paragraphs constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" below.


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

------------------
+  Filed herewith.

(b)  REPORTS ON FORM 8-K.

None.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE TRAVELERS LIFE AND ANNUITY COMPANY
                                                                 (Registrant)


Date  November 12, 1999                 /s/ Jay S. Benet
      -----------------                 --------------------------------------
                                        Jay S. Benet
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Chief Accounting Officer
                                        (Principal Financial Officer)