Form 10-K
period 1999-12-31
TRAVELERS LIFE & ANNUITY CO
filed 2000-03-21
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

               X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                               PART I                                                           PAGE
-----------                                               ------                                                           ----
     1.       Business..................................................................................................   2

     2.       Properties................................................................................................   4

     3.       Legal Proceedings.........................................................................................   4

     4.       Submission of Matters to a Vote of Security Holders.......................................................   5

                                                      PART II

     5.       Market for Registrant's Common Equity and Related Stockholder Matters.....................................   5

     6.       Selected Financial Data...................................................................................   5

     7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.....................   5

     7A.      Quantitative and Qualitative Disclosures About Market Risk................................................   9

     8.       Financial Statements and Supplementary Data...............................................................  11

     9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................  36


                                                     PART III

     10.      Directors and Executive Officers of the Registrant........................................................  36

     11.      Executive Compensation....................................................................................  36

     12.      Security Ownership of Certain Beneficial Owners and Management............................................  36

     13.      Certain Relationships and Related Transactions............................................................  36


                                                      PART IV

     14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................................  37

              Exhibit Index.............................................................................................  38
              Signatures................................................................................................  39
              Index to Financial Statements and Financial Statement Schedules...........................................  40

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

                                     PART I



ITEM 1.  BUSINESS.

GENERAL

The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), which is an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. Citigroup's activities are conducted through the Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, and Investment Activities segments. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries. The Company is a stock insurance company chartered in 1973 in the State of Connecticut and has been continuously engaged in the insurance business since that time. The Company is licensed to conduct life and annuity insurance business in all the states except New Hampshire and New York, and is intending to seek licensure in New Hampshire. The Company is also licensed to conduct life and annuity insurance business in the District of Columbia and Puerto Rico.

The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. The Company commenced writing individual life and deferred annuity business in 1995. These products are distributed primarily through the Financial Consultants of Salomon Smith Barney, and Primerica Financial Services (Primerica), affiliates of the Company, and a nationwide network of independent agents. The Copeland Companies (Copeland) and Citibank, N.A. (Citibank), affiliates of the Company, recently began distributing these products. The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that deposits collected from contractholders are reported as liabilities and are not included in revenues.

The Company has assets held in a separate account related to reserves on structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the separate account assets. The assets held in this separate account are owned by the Company and contractholders do not share in their investment performance. These contracts were purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TAP), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations. Effective April 1, 1998, all new structured settlement contracts have been written by TIC.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K



INSURANCE REGULATIONS

The National Association of Insurance Commissioners (NAIC) Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios that are generated from the NAIC database annually; each ratio has an established "usual range" of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges for four or more of the ratios. In normal years, 15% of the companies included in the IRIS system are expected by the NAIC to be outside the usual range on four or more ratios.

In each of the last three years, certain of the Company's IRIS ratios have fallen outside of the usual range due to growth in business volume. In each instance, the regulators have been satisfied upon follow-up that there was no solvency problem. It is possible that similar events could occur this year, and management believes that resolution would be the same. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of the Company for the three years ended December 31, 1999.

In order to enhance the regulation of insurer solvency, the NAIC adopted a formula and model law to implement Risk-Based Capital (RBC) requirements for life and annuity insurance companies, which is designed to assess minimum capital requirements. RBC requirements are used as minimum capital requirements by the NAIC and the states to identify companies that merit further regulatory action. For this purpose, an insurer's surplus is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

The formula for life insurers calculates baseline life risk-based capital (LRBC) as a mathematical combination of amounts for the following four categories of risk: asset risk (i.e., the risk of asset default), insurance risk (i.e., the risk of adverse mortality and morbidity experience), interest rate risk (i.e., the risk of loss due to changes in interest rates) and business risk (i.e., normal business and management risk). Fifty percent of the baseline LRBC calculation is defined as Authorized Control Level RBC. The insurer's ratio of adjusted capital to Authorized Control Level RBC (the RBC ratio) can then be calculated from data contained in the statutory annual statement. Adjusted capital is defined as the sum of statutory capital, statutory surplus, asset valuation reserve and one-half of the policyholder dividend liability.

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

At December 31, 1999, the Company had adjusted capital in excess of amounts requiring any regulatory action at any of the four levels.

The Company is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the Connecticut Insurance Department for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. Dividend payments from the Company to its shareholder are limited to $29.4 million in 2000 without prior approval of the Connecticut Insurance Department.

ITEM 2.  PROPERTIES.

The Company's executive offices are located in Hartford, Connecticut. TIC owns buildings containing approximately 1.38 million square feet of office space located in Hartford serving as the home office for the Company, TIC and TAP. The Company reimburses TIC for use of this space on a cost allocation method based generally on estimated usage by department.

Management believes that these facilities are suitable and adequate for the Company's current needs.

The foregoing discussion does not include information on investment properties.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, the Company is a defendant or co-defendant in various litigation matters incidental to and typical of the businesses in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Litigation Reform Act. See "Forward-Looking Statements" on page 9.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has 100,000 authorized shares of common stock, of which 30,000 are issued and outstanding as of December 31, 1999. All outstanding shares of the Company's common stock are held by TIC, and there exists no established public trading market for the common stock of the Company. The Company did not pay dividends in 1999 or 1998. See Note 3 of Notes to Financial Statements for dividend restrictions.


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


RESULTS OF OPERATIONS ($ in millions)

       FOR THE YEARS ENDED DECEMBER 31,                       1999             1998
       --------------------------------                       ----             ----
       Revenues                                              $265.3           $242.1
                                                             ======           ======

       Net income                                            $52.6            $ 57.5
                                                             =====            ======

The Travelers Life and Annuity Company (the Company) offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K



The Company commenced writing individual life and deferred annuity business in 1995. These products are distributed primarily through the Financial Consultants of Salomon Smith Barney (SSB) and Primerica Financial Services (Primerica), affiliates of the Company, and a nationwide network of independent agents. The Copeland Companies (Copeland) and Citibank, N.A., affiliates of the Company, recently began distributing these products. The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

The Company has assets held in a separate account related to reserves on structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the separate account assets. The assets held in this separate account are owned by the Company and contractholders do not share in their investment performance. These contracts were purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TAP), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations. Effective April 1, 1998, all new contracts have been written by TIC.

Net income for 1999 was $52.6 million, compared to $57.5 million for 1998. Excluding net realized investment gains and losses, operating earnings increased from $45.5 million in 1998 to $55.8 million in 1999. This increase was primarily driven by business volume. The impact of this volume growth is reflected in both fee income in the deferred annuity business and total general and administrative expenses, which grew to $11.3 million in 1999 from $5.0 million in 1998.

PREMIUMS AND DEPOSITS ($ in millions)

       FOR THE YEARS ENDED DECEMBER 31,                            1999             1998
       --------------------------------                           ------           ------
       Deferred Annuities                                         $2,328           $1,307
       Individual Life                                               151              112
       Other Annuity                                                   3                1
       Structured Settlements                                          -                9
                                                                  ------           ------
                                                                  $2,482           $1,429
                                                                  ======           ======



The significant increase in deferred annuity sales is primarily attributable to continued strong sales by SSB and Primerica's 250% increase in sales to $763 million in 1999 from $216 million in 1998.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K



Policyholder benefit reserves, contractholder funds and separate account reserves totaled $6.9 billion at December 31, 1999, up from $4.1 billion at December 31, 1998, primarily as a result of growth in the variable annuity separate account business included in deferred annuities.


OUTLOOK

The Company is included in Citigroup's Global Consumer segment, and in the Travelers Life & Annuity segment of TIC. The Company's outlook should be considered within the context of Travelers Life & Annuity. Travelers Life & Annuity should benefit from growth in the aging population which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. Travelers Life & Annuity is well-positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and retirement and estate planning products sold through established distribution channels.

However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the insurance industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Financial Services reform is likely to have many effects on the life insurance industry and the results will take time to assess; however, heightened competition is expected. Also, the annuities business is interest sensitive, and swings in interest rates could influence sales and retention of in-force policies. In order to strengthen its competitive position, Travelers Life and Annuity expects to maintain a current product portfolio, further diversify its distribution channels, and retain its healthy financial position through strong sales growth and maintenance of an efficient cost structure.

President Clinton's recent budget proposal (the Budget Proposal) contains a number of tax provisions that could impact the Company, including a provision to recapture previously deferred policyholder surplus account balances as taxable income. The Budget Proposal, which is in its early stages of consideration, has not yet been introduced as part of any legislation in Congress but has engendered considerable opposition from the public and members of Congress.

It is not possible to predict whether the Budget Proposal discussed above will be enacted, what form such legislation might take when enacted, or the potential effects of such legislation on the Company and its competitors. The Company does not expect the Budget Proposal to have a material impact on its financial condition or liquidity. See Note 8 of Notes to Financial Statements.

The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 9.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Financial Statements for Future Application of Accounting Standards.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K



MERGER

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (the Merger). Following the Merger, Travelers Group changed its name to Citigroup Inc.

Upon consummation of the Merger, Citigroup became a bank holding company. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the Act), which became effective in most significant respects on March 11, 2000. Under the Act, bank holding companies, such as Citigroup, all of whose depository institutions are "well capitalized" and "well managed" (as defined in Federal Reserve Regulation Y) and which obtain satisfactory Community Reinvestment Act ratings, will have the ability to engage in a broader spectrum of activities than those currently permitted, including insurance underwriting and brokerage. Citigroup and its affiliates (including the Company) anticipate that they will be permitted to continue to operate their insurance businesses as currently structured and, if they so determined, to expand those businesses. Citigroup and its affiliates (including the Company) will also have increased ability to make investments in companies engaged in non-financial activities.

YEAR 2000

The Company is highly dependent on computer systems and system applications for conducting its ongoing business functions. In 1996, TIC and its subsidiaries, including the Company, began the process of identifying, evaluating and implementing changes to computer programs necessary to address the Year 2000
(Y2K) issue. This issue involves the ability of computer systems that have time sensitive programs to recognize properly the year 2000. The inability to do so could result in major failures or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis.

The Company successfully implemented its Year 2000 program and achieved compliance with respect to its business critical systems and encountered no significant problems with its third party customers, financial institutions, vendors and others with whom it conducts business. The Company will continue to monitor its systems and applications throughout 2000 to ensure ongoing compliance and while there can be no assurances that no Y2K related issues may arise, as of December 31, 1999, the Company believes, based on information currently available, that Y2K related events are not likely to have a material effect on its results of operations, financial condition or liquidity.

The total cost associated with the required modifications and conversions was expensed as incurred in the period 1996 through 1999 and was insignificant.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K



FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings and the Budget Proposal, as well as the discussions under "Outlook" on page 7.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 1999. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The primary market risk to the Company's investment portfolio is interest rate risk. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

The interest rate risk taken in the investment portfolio is managed relative to the duration of the liabilities. The portfolio is differentiated by business unit, with each unit's portfolio structured to meet its particular needs. Potential liquidity needs of the business are also key factors in managing the investment portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions. For additional information regarding the Company's investment portfolio see Note 10 of Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K



There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1998. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods. The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 9.


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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 1999 and 1998. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $121 million and $171 million based on a 100 basis point increase in interest rates as of December 31, 1999 and 1998, respectively.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $101 million and $114 million based on a 100 basis point increase in interest rates as of December 31, 1999 and 1998, respectively.

Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments as a result of a 100 basis point increase in interest rates as of December 31, 1999 and 1998 is not material.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                          PAGE
                                                                                                                          ----
     Independent Auditors' Report.......................................................................................  12

     Financial Statements:

         Statements of Income for the years ended
         December 31, 1999, 1998 and 1997...............................................................................  13

         Balance Sheets as of December 31, 1999 and 1998................................................................  14

         Statements of Changes in Retained Earnings and Accumulated
         Other Changes in Equity from Non-Owner Sources for the years ended December 31, 1999, 1998 and 1997.........................................................................  15

         Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997...............................................................................  16

         Notes to Financial Statements..................................................................................  17-35

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
The Travelers Life and Annuity Company:


We have audited the accompanying balance sheets of The Travelers Life and Annuity Company as of December 31, 1999 and 1998, and the related statements of income, changes in retained earnings and accumulated other changes in equity from non-owner sources and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Life and Annuity Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.





/s/ KPMG LLP
---------------------
Hartford, Connecticut
January 18, 2000

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                              STATEMENTS OF INCOME
                                ($ in thousands)



FOR THE YEARS ENDED DECEMBER 31,                                              1999                1998                1997
                                                                              ----                ----                ----
REVENUES
Premiums                                                                     $25,270            $23,677             $35,190
Net investment income                                                        177,179            171,003             168,653
Realized investment gains (losses)                                            (4,973)            18,493              44,871
Fee income                                                                    54,749             17,718               5,004
Other revenues                                                                13,045             11,168               3,159
----------------------------------------------------------------------------------------------------------------------------
     Total Revenues                                                          265,270            242,059             256,877
----------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                         78,072             81,371              95,639
Interest credited to contractholders                                          56,216             51,535              35,165
Amortization of deferred acquisition costs                                    38,902             15,956               4,944
Operating expenses                                                            11,326              5,012              11,554
----------------------------------------------------------------------------------------------------------------------------
     Total Benefits and Expenses                                             184,516            153,874             147,302
----------------------------------------------------------------------------------------------------------------------------

Income before federal income taxes                                            80,754             88,185             109,575
----------------------------------------------------------------------------------------------------------------------------

Federal income taxes:
     Current                                                                  21,738             18,917              33,859
     Deferred expense                                                          6,410             11,783               4,344
----------------------------------------------------------------------------------------------------------------------------
     Total Federal Income Taxes                                               28,148             30,700              38,203
============================================================================================================================

Net income                                                                   $52,606            $57,485             $71,372
============================================================================================================================

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                 BALANCE SHEETS
                                ($ in thousands)

DECEMBER 31,                                                                                    1999             1998
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (cost, $1,764,329; $1,707,347)             $1,713,948       $1,838,681
Equity securities, at fair value (cost, $34,373; $25,826)                                         33,169           26,685
Mortgage loans                                                                                   155,719          174,565
Short-term securities                                                                             81,119          126,176
Other invested assets                                                                            190,622          136,122
--------------------------------------------------------------------------------------------------------------------------
     Total Investments                                                                         2,174,577        2,302,229
--------------------------------------------------------------------------------------------------------------------------

Separate accounts                                                                              4,795,165        2,178,474
Deferred acquisition costs                                                                       350,088          177,808
Deferred federal income taxes                                                                     74,478           12,395
Premium balances receivable                                                                       22,420           16,074
Other assets                                                                                      84,605           57,524
--------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                             $7,501,333       $4,744,504
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Future policy benefits                                                                          $950,959         $963,171
Contractholder funds                                                                           1,174,636          947,411
Separate accounts                                                                              4,795,165        2,178,474
Other liabilities                                                                                114,408          114,690
--------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                         7,035,168        4,203,746
--------------------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
   30,000 issued and outstanding                                                                   3,000            3,000
Additional paid-in capital                                                                       167,316          167,314
Retained earnings                                                                                335,161          282,555
Accumulated other changes in equity from non-owner sources                                       (39,312)          87,889
--------------------------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                                                  466,165          540,758
--------------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity                                               $7,501,333       $4,744,504
==========================================================================================================================

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
           STATEMENTS OF CHANGES IN RETAINED EARNINGS AND ACCUMULATED
                 OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                ($ in thousands)


-----------------------------------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN RETAINED EARNINGS                         1999             1998              1997
-----------------------------------------------------------------------------------------------------------
Balance, beginning of year                                       $282,555        $225,070          $167,698
Net income                                                         52,606          57,485            71,372
Dividends to parent                                                     -               -            14,000
===========================================================================================================
Balance, end of year                                             $335,161        $282,555          $225,070
===========================================================================================================


-----------------------------------------------------------------------------------------------------------
STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES
-----------------------------------------------------------------------------------------------------------

Balance, beginning of year                                        $87,889         $70,277           $33,856
Unrealized gains (losses), net of tax                            (127,201)         17,612            36,421
===========================================================================================================
Balance, end of year                                             $(39,312)        $87,889           $70,277
===========================================================================================================


-----------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES
-----------------------------------------------------------------------------------------------------------

Net Income                                                        $52,606         $57,485           $71,372
Other changes in equity from
     non-owner sources                                           (127,201)         17,612            36,421
-----------------------------------------------------------------------------------------------------------
Total changes in equity from
     non-owner sources                                           $(74,595)        $75,097          $107,793
===========================================================================================================

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                ($ in thousands)


FOR THE YEARS ENDED DECEMBER 31,                                                      1999            1998            1997
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Premiums collected                                                             $24,804          $22,300         $34,553
     Net investment income received                                                 150,107          146,158         170,460
     Benefits and claims paid                                                       (94,503)         (90,872)        (90,820)
     Interest credited to contractholders                                           (50,219)         (51,535)        (35,165)
     Operating expenses paid                                                       (235,166)        (122,327)        (64,698)
     Income taxes paid                                                              (29,369)         (25,214)        (22,440)
     Other, including fee income                                                     46,028          (46,099)        (16,128)
----------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Operating Activities                       (188,318)         (75,391)          8,018
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                           213,402          113,456          81,899
         Mortgage loans                                                              28,002           25,462           8,972
     Proceeds from sales of investments
         Fixed maturities                                                           774,096        1,095,976         856,846
         Equity securities                                                            5,146            6,020          12,404
         Mortgage loans                                                                   -                -           5,483
         Real estate held for sale                                                        -                -           4,493
     Purchases of investments
         Fixed maturities                                                        (1,025,110)      (1,320,704)     (1,020,803)
         Equity securities                                                          (12,524)         (13,653)         (6,382)
         Mortgage loans                                                              (8,520)         (39,158)        (41,967)
     Policy loans, net                                                               (5,316)          (2,010)         (1,144)
     Short-term securities (purchases) sales, net                                    45,057           43,054         (88,067)
     Other investments (purchases) sales, net                                       (44,621)           1,110         (51,502)
     Securities transactions in course of settlement, net                           (7,033)           36,459          10,526
----------------------------------------------------------------------------------------------------------------------------
         Net Cash Used in Investing Activities                                      (37,421)         (53,988)       (229,242)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                   308,953          211,476         325,932
     Contractholder fund withdrawals                                                (83,817)         (83,036)        (89,145)
     Dividends to parent company                                                          -                -         (14,000)
----------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Financing Activities                                  225,136          128,440         222,787
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                        (603)            (939)          1,563
============================================================================================================================
Cash at December 31,                                                                    $21             $624          $1,563
============================================================================================================================

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

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.


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

     ACCOUNTING BY INSURANCE AND OTHER ENTERPRISES FOR INSURANCE - RELATED ASSESSMENTS

     In January 1999, the Company adopted (effective January 1, 1999) Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. The adoption of this SOP had no impact on the Company's financial condition, results of operations or liquidity.

     ACCOUNTING POLICIES

     Investments

     Fixed maturities include bonds, notes and redeemable preferred stocks. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Also included in fixed maturities are loan-backed and structured securities, which are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows, which are obtained from a widely accepted securities data provider. Fixed maturities are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to shareholder's equity.

     Equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" and are carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

     Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market. Impaired loans were insignificant at December 31, 1999 and 1998.

     Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost which approximates market.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



     Other invested assets include partnership investments and real estate joint ventures accounted for on the equity method of accounting. All changes in equity of these investments are recorded in net investment income.

     Accrual of investment income, included in other assets, is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received.

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments, including financial futures, options, forward contracts and interest rate swaps, as a means of hedging exposure to foreign currency, equity price changes and/or interest rate risk on anticipated transactions or existing assets and liabilities. Hedge accounting is used to account for derivatives. To qualify for hedge accounting the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment.

     Gains and losses arising from financial futures contracts are used to adjust the basis of hedged investments and are recognized in net investment income over the life of the investment.

     Forward contracts, and interest rate options were not significant at December 31, 1999 and 1998. Information concerning derivative financial instruments is included in Note 4.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     DEFERRED ACQUISITION COSTS

     Costs of acquiring individual life insurance and annuity business, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance are amortized in relation to anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level yield method. A 15 to 20-year amortization period is used for life insurance, and a seven to 20-year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income.

     VALUE OF INSURANCE IN FORCE

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

     CONTRACTHOLDER FUNDS

     Contractholder funds represent receipts from the issuance of universal life, certain individual annuity contracts, and structured settlement contracts. Contractholder fund balances are increased by such receipts and credited interest and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Interest rates credited to contractholder funds range from 3.3% to 10.0%.

     OTHER LIABILITIES

     Included in Other Liabilities is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. State guaranty fund assessments are based upon the Company's share of premium written or received in one or more years prior to an insolvency occurring in the industry. Once an insolvency has occurred, the Company recognizes a liability for such assessments if it is probable that an assessment will be imposed and the amount of the assessment can be reasonably estimated. At December 31, 1999, the Company's liability for guaranty fund assessments was not significant.

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

     The NAIC recently completed a process intended to codify statutory accounting practices for certain insurance enterprises. As a result of this process, the NAIC issued a revised statutory Accounting Practices and Procedures Manual - version effective January 1, 2001 (the revised Manual) that will be effective for years beginning January 1, 2001. It is expected that the State of Connecticut will require that, effective January 1, 2001, insurance companies domiciled in Connecticut prepare their statutory basis financial statements in accordance with the revised Manual subject to any deviations prescribed or permitted by the Connecticut insurance commissioner. The Company has not yet determined the impact that this change will have on its statutory capital and surplus.

     PREMIUMS

     Premiums are recognized as revenues when due. Reserves are established for the portion of premiums that will be earned in future periods.

     FEE INCOME

     Fee income includes mortality and equity protection charges and fees earned on Universal Life and Deferred Annuity businesses.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


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

2.   REINSURANCE

     The Company participates in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. Reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term coinsurance and modified coinsurance. The Company remains primarily liable as the direct insurer on all risks reinsured.

     Total in-force business ceded under reinsurance contracts is $12.8 billion and $8.8 billion at December 31, 1999 and 1998, including $63 million and $70 million, respectively to TIC. Total life insurance premiums ceded were $6.5 million, $4.2 million and $2.4 million in 1999, 1998 and 1997, respectively. Ceded premiums paid to TIC were immaterial for these same periods.

3.   SHAREHOLDER'S EQUITY

     Shareholder's Equity and Dividend Availability

     The Company's statutory net income (loss) was $(23.4) million, $(3.2) million and $80.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Statutory capital and surplus was $294 million and $328 million at December 31, 1999 and 1998, respectively.

     The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $29.4 million is available in 2000 for dividend payments by the Company without prior approval of the Connecticut Insurance Department.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


Accumulated Other Changes in Equity from Non-Owner Sources, Net of Tax

Changes in each component of Accumulated Other Changes in Equity From Non-Owner Sources were as follows:

--------------------------------------------------------------------------------------------------------------------

                                                             NET                                ACCUMULATED
                                                             UNREALIZED        FOREIGN          OTHER CHANGES
                                                             GAINS ON          CURRENCY         IN EQUITY FROM
                                                             INVESTMENT        TRANSLATION      NON-OWNER
($ in thousands)                                             SECURITIES        ADJUSTMENT       SOURCES
--------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997                                       $33,856               $ --        $33,856
Unrealized gains on investment securities,
   net of tax of $35,316                                        65,587                 --         65,587
Less: reclassification adjustment for gains
   included in net income, net of tax of $(15,705)             (29,166)                --        (29,166)
--------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                           36,421                 --         36,421
--------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                      70,277                 --         70,277
Unrealized gain on investment securities,
   net of tax of $15,957                                        29,632                 --         29,632
Less: reclassification adjustment for gains
  included in net income, net of tax of $(6,473)               (12,020)                --        (12,020)
--------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                           17,612                 --         17,612
--------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                                      87,889                 --         87,889
Unrealized gains on investment securities,
   net of tax of $(70,234)                                    (130,433)                --       (130,433)
Less: reclassification adjustment for losses
   included in net income, net of tax of $1,741                  3,232                 --          3,232
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                         (127,201)                --       (127,201)
====================================================================================================================
BALANCE, DECEMBER 31, 1999                                   $ (39,312)              $ --      $ (39,312)
====================================================================================================================

4.   DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Derivative Financial Instruments

     The Company uses derivative financial instruments, including financial futures, interest rate swaps, options and forward contracts as a means of hedging exposure to interest rate, equity price, and foreign currency risk on anticipated transactions or existing assets and liabilities. The Company does not hold or issue derivative instruments for trading purposes. These derivative financial instruments have off-balance sheet risk. Financial instruments with off-balance sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument. However, the maximum loss of cash flow

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     associated with these instruments can be less than these amounts. For interest rate swaps, options, and forward contracts, credit risk is limited to the amounts that it would cost the Company to replace the contracts. Financial futures contracts and purchased listed option contracts have very little credit risk since organized exchanges are the counterparties. The Company as a writer of option contracts has no credit risk since the counterparty has no performance obligation after it has paid a cash premium.

     The Company monitors creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance sheet financial instruments. The controls include credit approvals, limits and other monitoring procedures.

     The Company uses exchange traded financial futures contracts to manage its exposure to changes in interest rates that arise from the sale of certain insurance and investment products, or the need to reinvest proceeds from the sale or maturity of investments. To hedge against adverse changes in interest rates, the Company enters long or short positions in financial futures contracts which offset asset price changes resulting from changes in market interest rates until an investment is purchased or a product is sold.

     Margin payments are required to enter a futures contract and contract gains or losses are settled daily in cash. The contract amount of futures contracts represents the extent of the Company's involvement, but not future cash requirements, as open positions are typically closed out prior to the delivery date of the contract.

     At December 31, 1999 and 1998, the Company held financial futures contracts with notional amounts of $48.7 million and $41.5 million, respectively. The deferred gains and/or losses on these contracts were not significant at December 31, 1999 and 1998. At December 31, 1999 and
     1998, the Company's futures contracts had no fair value because these contracts are marked to market and settled in cash daily.

     The Company enters into interest rate swaps in connection with other financial instruments to provide greater risk diversification and better match assets and liabilities. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date. Swap agreements are not exchange traded so they are subject to the risk of default by the counterparty.

     As of December 31, 1999 and 1998, the Company held interest rate swap contracts with notional amounts of $231.1 million and $165.3 million, respectively. The fair value of these financial instruments was $9.5 million (loss position) at December 31, 1999, and was $3.4 million (gain position) and $.7 million (loss position) at December 31, 1998. The fair values were determined using the discounted cash flow method. At December 31, 1999, the Company held swap contracts with affiliate counterparties with a notional amount of $43.7 million and a fair value of $4.7 million (loss position).

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



     The Company uses equity option contracts to manage its exposure to changes in equity market prices that arise from the sale of certain insurance products. To hedge against adverse changes in the equity market prices, the Company enters long positions in equity option contracts with major financial institutions. These contracts allow the Company, for a fee, the right to receive a payment if the Standard and Poor's 500 Index falls below agreed upon strike prices.

     At December 31, 1999 and 1998, the Company held equity option contracts with notional amounts of $275.4 million and zero, respectively. The fair value of these financial instruments was $32.6 million (gain position) at December 31, 1999. The fair values were determined using the discounted cash flow method.

     The off-balance sheet risks of interest rate options and forward contracts were not significant at December 31, 1999 and 1998.

     Financial Instruments with Off-Balance Sheet Risk

     In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships and joint ventures. The off-balance sheet risk of these financial instruments was not significant at December 31, 1999 and 1998.

     Fair Value of Certain Financial Instruments

     The Company uses various financial instruments in the normal course of its business. Fair values of financial instruments that are considered insurance contracts are not required to be disclosed and are not included in the amounts discussed.

     At December 31, 1999, investments in fixed maturities had a carrying value and a fair value of $1.8 billion and $1.7 billion, respectively, compared with a carrying value and a fair value of $1.7 billion and $1.8 billion, respectively, at December 31, 1998. See Notes 1 and 10.

     At December 31, 1999, mortgage loans had a carrying value of $155.7 million and a fair value of $156.0 million and in 1998 had a carrying value of $174.6 million and a fair value of $185.7 million. In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

     The carrying values of short-term securities and policy loans totaling $91.3 million and $131.1 million in 1999 and 1998, respectively, approximated their fair values and are included in other invested assets.

     The carrying values of $57.6 million and $36.5 million of financial instruments classified as other assets approximated their fair values at December 31, 1999 and 1998, respectively. The carrying values of $100.2 million and $98.4 million of financial instruments classified as other liabilities also approximated their fair values at December 31, 1999 and 1998, respectively. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     At December 31, 1999, contractholder funds with defined maturities had a carrying value of $878.9 million and a fair value of $780.5 million, compared with a carrying value of $725.6 million and a fair value of $698.1 million at December 31, 1998. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $481.8 million and a fair value of $409.2 million at December 31, 1999, compared with a carrying value of $483.0 million and a fair value of $442.5 million at December 31, 1998. These contracts generally are valued at surrender value.

5.   COMMITMENTS AND CONTINGENCIES

     Financial Instruments with Off-Balance Sheet Risk

     See Note 4.

     Litigation

     In the ordinary course of business, the Company is a defendant or co-defendant in various litigation matters incidental to and typical of the businesses in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

6.   BENEFIT PLANS

     Pension and Other Postretirement Benefits

     The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by Citigroup. In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by The Travelers Insurance Group Inc. (TIGI), TIC's direct parent. The Company's share of net expense for the qualified pension and other postretirement benefit plans was not significant for 1999, 1998 and 1997.

     401(k) Savings Plan

     Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. Effective January 1, 1997, the Company discontinued matching contributions for the majority of its employees. The Company's expenses in connection with the 401(k) savings plan were not significant in 1999, 1998 and 1997.

7.   RELATED PARTY TRANSACTIONS

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



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

     TIC maintains a short-term investment pool in which the Company participates. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 1999 and 1998, the pool totaled approximately $2.6 billion and $2.3 billion, respectively. The Company's share of the pool amounted to $31.4 million and $93.1 million at December 31, 1999 and 1998, respectively, and is included in short-term securities in the balance sheet.

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

     The Company sold structured settlement annuities to the insurance affiliates of Travelers Property Casualty Corp. (TAP). Premiums and deposits were $8.9 million and $70.6 million for 1998 and 1997, respectively. The reduction in premiums and deposits from 1997 to 1998 was a result of a decision during 1998 to use TIC as the primary issuer of structured settlement annuities and the Company as the assignment company. Policy reserves and contractholder fund liabilities associated with these structured settlements were $766.4 million and $808.7 million at December 31, 1999 and 1998, respectively.

     The Company began distributing variable annuity products through its affiliate, the Financial Consultants of Salomon Smith Barney (SSB) in 1995. Premiums and deposits related to these products were $1.1 billion, $932.1 million and $615.6 million in 1999, 1998 and 1997, respectively. In 1996, the Company began marketing various life products through SSB as well. New premiums related to such products were $40.8 million, $44.5 million and $24.4 million in 1999, 1998 and 1997, respectively.

     During 1998, the Company began distributing deferred annuity products through its affiliates Primerica Financial Services (Primerica), Citibank, N.A. (Citibank) and The Copeland Companies (Copeland). Deposits received from Primerica were $763 million and $216 million. Deposits from Citibank and Copeland were immaterial for 1999 and 1998.

     The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and key employees. To further encourage employee stock ownership, during 1997 Citigroup introduced the WealthBuilder stock option program. Under this program, all employees meeting certain requirements are granted Citigroup stock options.

     Most leasing functions for TIGI and its subsidiaries are handled by TAP. Rent expense related to these leases is shared by the companies on a cost allocation method based generally on estimated usage by department. The Company's rent expense was insignificant in 1999, 1998 and 1997.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



     At December 31, 1999 and 1998, the Company had investments in Tribeca Investments, L.L.C., an affiliate of the Company, in the amounts of $22.3 million and $18.3 million, respectively, included in other invested assets.

     The Company has loaned $16.6 million of Corporate Bonds to SSB as of December 31, 1999.

8.   FEDERAL INCOME TAXES

     The net deferred tax assets at December 31, 1999 and 1998 were comprised of the tax effects of temporary differences related to the following assets and liabilities:

      ($ in thousands)                                                                      1999              1998
                                                                                            ----              ----
      ----------------------------------------------------------------------------------------------------------------
      Deferred Tax Assets:
           Benefit, reinsurance and other reserves                                        $161,629          $121,150
           Investments, net                                                                 14,270                --
           Other                                                                             2,394             2,810
      ----------------------------------------------------------------------------------------------------------------
               Total                                                                       178,293           123,960
      ----------------------------------------------------------------------------------------------------------------

      Deferred Tax Liabilities:
           Investments, net                                                                     --           (56,103)
           Deferred acquisition costs and value of insurance in force                     (100,537)          (51,993)
           Other                                                                            (1,208)           (1,399)
      ----------------------------------------------------------------------------------------------------------------
               Total                                                                      (101,745)         (109,495)
      ----------------------------------------------------------------------------------------------------------------

      Net Deferred Tax (Liability) Asset Before Valuation Allowance                         76,548            14,465
      Valuation Allowance for Deferred Tax Assets                                           (2,070)           (2,070)
      ----------------------------------------------------------------------------------------------------------------

      Net Deferred Tax Asset After Valuation Allowance                                     $74,478           $12,395
      ----------------------------------------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



     TIC and its life insurance subsidiaries, including the Company, file a consolidated federal income tax return. Federal income taxes are allocated to each member on a separate return basis adjusted for credits and other amounts required by the consolidation process. Any resulting liability has been, and will be, paid currently to TIC. Any credits for losses have been, and will be, paid by TIC to the extent that such credits are for tax benefits that have been utilized in the consolidated federal income tax return.

     The $2.1 million valuation allowance is sufficient to cover any capital losses on investments that may exceed the capital gains able to be generated in the life insurance group's consolidated federal income tax return based upon management's best estimate of the character of the reversing temporary differences. Reversal of the valuation allowance is contingent upon the recognition of future capital gains or a change in circumstances that causes the recognition of the benefits to become more likely than not. There was no change in the valuation allowance during 1999. The initial recognition of any benefit provided by the reversal of the valuation allowance will be recognized by reducing goodwill.

     In management's judgment, the $74.5 million "net deferred tax asset after valuation allowance" as of December 31, 1999, is fully recoverable against expected future years' taxable ordinary income and capital gains. At December 31, 1999, the Company had no ordinary or capital loss carryforwards.

     The policyholders surplus account, which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account is approximately $2 million. Income taxes are not provided for on this amount because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this account. At current rates the maximum amount of such tax would be approximately $700 thousand.


9.       NET INVESTMENT INCOME

        --------------------------------------------------------------------------------------------------------------
        FOR THE YEAR ENDED DECEMBER 31,
        ($ in thousands)                                                    1999            1998            1997
        --------------------------------------------------------------------------------------------------------------
        GROSS INVESTMENT INCOME
             Fixed maturities                                              $136,039        $130,825        $120,900
             Joint venture and partnership income                            22,175          22,107          32,336
             Mortgage loans                                                  16,126          15,969          14,905
             Other                                                            4,417           3,322           2,284
        --------------------------------------------------------------------------------------------------------------
                                                                            178,757         172,223         170,425
        --------------------------------------------------------------------------------------------------------------
        Investment expenses                                                   1,578           1,220           1,772
        --------------------------------------------------------------------------------------------------------------
        Net investment income                                              $177,179        $171,003        $168,653
        --------------------------------------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



10.  INVESTMENTS AND INVESTMENT GAINS (LOSSES)

     Realized investment gains (losses) for the periods were as follows:

        --------------------------------------------------------------------------------------------------------------
      FOR THE YEAR ENDED DECEMBER 31,
      ($ in thousands)                                                         1999            1998            1997
        --------------------------------------------------------------------------------------------------------------
      REALIZED INVESTMENT GAINS (LOSSES)
           Fixed maturities                                                   $2,657         $15,620         $29,236
           Equity Securities                                                   1,193           1,819           8,385
           Other                                                               1,025             525           2,180
           Joint venture and partnerships                                      (9,848)           529           5,070
        --------------------------------------------------------------------------------------------------------------
               Total Realized Investment Gains (Losses)                       $(4,973)       $18,493         $44,871
        --------------------------------------------------------------------------------------------------------------


     Changes in net unrealized investment gains (losses) that are included as accumulated other changes in equity from non-owner sources in shareholder's equity were as follows:

        --------------------------------------------------------------------------------------------------------------
      FOR THE YEAR ENDED DECEMBER 31,
      ($ in thousands)                                                         1999           1998            1997
        --------------------------------------------------------------------------------------------------------------
      UNREALIZED INVESTMENT GAINS (LOSSES)
           Fixed maturities                                                  $(181,715)      $24,336         $34,451
           Other                                                               (13,979)        2,760          21,581
        --------------------------------------------------------------------------------------------------------------
               Total unrealized investment gains (losses)                     (195,694)       27,096          56,032
           Related taxes                                                       (68,493)        9,484          19,611
        --------------------------------------------------------------------------------------------------------------
           Change in unrealized investment gains (losses)                     (127,201)       17,612          36,421
           Balance beginning of year                                            87,889        70,277          33,856
        --------------------------------------------------------------------------------------------------------------
               Balance End of Year                                            $(39,312)      $87,889         $70,277
        --------------------------------------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



Fixed Maturities

     The amortized cost and fair values of investments in fixed maturities were as follows:

       -----------------------------------------------------------------------------------------------------------------
                                                                              GROSS            GROSS
       DECEMBER 31, 1999                                 AMORTIZED COST     UNREALIZED      UNREALIZED          FAIR
       ($ in thousands)                                                       GAINS           LOSSES           VALUE
       -----------------------------------------------------------------------------------------------------------------
       AVAILABLE FOR SALE:
            Mortgage-backed securities - CMOs and
            pass-through securities                            $211,864          $2,103       $(7,818)         $206,149
            U.S. Treasury securities and obligations
            of U.S. Government and government agencies
            and authorities                                     116,082           2,613        (3,704)          114,991
            Obligations of states and political
            subdivisions                                         29,801               7        (3,312)           26,496
            Debt securities issued by foreign
            governments                                          44,159           2,813          (198)           46,774
            All other corporate bonds                         1,358,769          10,351       (52,811)        1,316,309
            Redeemable preferred stock                            3,654              41          (466)            3,229
       -----------------------------------------------------------------------------------------------------------------
                Total Available For Sale                     $1,764,329         $17,928      $(68,309)       $1,713,948
       -----------------------------------------------------------------------------------------------------------------

       -----------------------------------------------------------------------------------------------------------------
                                                                             GROSS            GROSS
       DECEMBER 31, 1998                                 AMORTIZED COST     UNREALIZED      UNREALIZED          FAIR
       ($ in thousands)                                                       GAINS           LOSSES           VALUE
       -----------------------------------------------------------------------------------------------------------------
       AVAILABLE FOR SALE:
            Mortgage-backed securities - CMOs and
            pass-through securities                            $220,105        $ 11,571         $(193)         $231,483
            U.S. Treasury securities and obligations
            of U.S. Government and government agencies
            and authorities                                     289,376          53,782          (274)          342,884
            Obligations of states and political
            subdivisions                                         28,749             994           (17)           29,726
            Debt securities issued by foreign
            governments                                          40,786           2,966          (375)           43,377
            All other corporate bonds                         1,124,298          75,870       (13,000)        1,187,168
            Redeemable preferred stock                            4,033             119          (109)            4,043
       -----------------------------------------------------------------------------------------------------------------
                Total Available For Sale                     $1,707,347        $145,302      $(13,968)       $1,838,681
       -----------------------------------------------------------------------------------------------------------------

     Proceeds from sales of fixed maturities classified as available for sale were $774 million, $1.1 billion and $857 million in 1999, 1998 and 1997, respectively. Gross gains of $24.6 million, $32.6 million and $38.1 million and gross losses of $22.0 million, $17.0 million and $8.9 million in 1999, 1998 and 1997, respectively were realized on those sales.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



     Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote are not available amounted to $486.2 million and $427.0 million at December 31, 1999 and 1998, respectively.

     The amortized cost and fair value of fixed maturities available for sale at December 31, 1999, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        -------------------------------------------------------------------------------------------
                                                                   AMORTIZED            FAIR
        ($ in thousands)                                             COST               VALUE
        -------------------------------------------------------------------------------------------
        MATURITY:
             Due in one year or less                                 $40,556            $40,092
             Due after 1 year through 5 years                        327,632            322,082
             Due after 5 years through 10 years                      451,635            441,307
             Due after 10 years                                      732,642            704,318
        -------------------------------------------------------------------------------------------
                                                                   1,552,465          1,507,799
        -------------------------------------------------------------------------------------------

             Mortgage-backed securities                              211,864            206,149
        -------------------------------------------------------------------------------------------
                 Total Maturity                                   $1,764,329         $1,713,948
        -------------------------------------------------------------------------------------------

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

     At December 31, 1999 and 1998, the Company held CMOs with a market value of $167.7 million and $181.6 million, respectively. The Company's CMO holdings were 65.9% and 62.9% collateralized by GNMA, FNMA or FHLMC securities at December 31, 1999 and 1998, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Equity Securities

     The cost and market values of investments in equity securities were as follows:

        ------------------------------------------------------------------------------------------------------------------
        EQUITY SECURITIES:                                           GROSS UNREALIZED      GROSS UNREALIZED
        ($ in thousands)                                  COST            GAINS                 LOSSES         FAIR VALUE
        ------------------------------------------------------------------------------------------------------------------
        DECEMBER 31, 1999
             Common stocks                                $4,966           $ 730               $ (256)            $5,440
             Non-redeemable preferred stocks              29,407             533               (2,211)            27,729
        ------------------------------------------------------------------------------------------------------------------
                 Total Equity Securities                 $34,373          $1,263              $(2,467)           $33,169
        ------------------------------------------------------------------------------------------------------------------

        DECEMBER 31, 1998
             Common stocks                                $5,185           $ 889                $(292)            $5,782
             Non-redeemable preferred stocks              20,641             707                 (445)            20,903
        ------------------------------------------------------------------------------------------------------------------
                 Total Equity Securities                 $25,826          $1,596                $(737)           $26,685
        ------------------------------------------------------------------------------------------------------------------

     Proceeds from sales of equity securities were $5.1 million, $6.0 million and $12.4 million in 1999, 1998 and 1997, respectively. Gross gains of $1.5 million, $2.6 million and $8.6 million were realized on those sales during 1999, 1998 and 1997, respectively.

     Gross losses were insignificant during the same periods.

     Mortgage Loans

     Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure and loans modified at interest rates below market.

     At December 31, 1999 and 1998, the Company's mortgage loan portfolios consisted of the following:

              -----------------------------------------------------------------------------------
              ($ in thousands)                                        1999             1998
              -----------------------------------------------------------------------------------
              Current Mortgage Loans                                $151,814          $170,635
              Underperforming Mortgage Loans                           3,905             3,930
              -----------------------------------------------------------------------------------
                   Total                                            $155,719          $174,565
              -----------------------------------------------------------------------------------

     Aggregate annual maturities on mortgage loans at December 31, 1999 are as follows:

              ----------------------------------------------------------------
              ($ in thousands)
              2000                                                   $20,791
              2001                                                     1,563
              2002                                                     6,292
              2003                                                     4,896
              2004                                                     4,167
              Thereafter                                             118,010
              ================================================================
                   Total                                            $155,719
              ================================================================

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



     Concentrations

     Significant individual investment concentrations included:

        ---------------------------------------------------------------------
        ($ in thousands)                             1999           1998
        ---------------------------------------------------------------------
        Tishman Speyer Joint Venture                 $63,199       $62,400
        Bell South Corp.                              23,689        53,322
        ---------------------------------------------------------------------

     The Company participates in a short-term investment pool maintained by an affiliate. See Note 7.

     Included in fixed maturities are below investment grade assets totaling $141.4 million and $102.4 million at December 31, 1999 and 1998, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds and notes that are classified as below investment grade bonds.

     The Company's industry concentrations of investments, primarily fixed maturities, were as follows:

        ---------------------------------------------------------------------
        ($ in thousands)                             1999           1998
        ---------------------------------------------------------------------
        Banking                                     $152,848      $160,713
        Transportation                               139,519       155,116
        Electric utilities                           103,897       109,027
        Finance                                      103,385        69,916
        Oil & Gas                                    102,739        45,172
        ---------------------------------------------------------------------

     The Company held investments in Foreign Banks in the amount of $125 million and $115 million at December 31, 1999 and 1998, respectively, which are included in the table above.

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

     Non-Income Producing Investments

     Investments included in the December 31, 1999 and 1998 balance sheets that were non-income producing were insignificant.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



     Restructured Investments

     Mortgage loan and debt securities which were restructured at below market terms at December 31, 1999 and 1998 were insignificant. The new terms of restructured investments typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such assets was insignificant. Interest on these assets, included in net investment income, was insignificant.

11.  DEPOSIT FUNDS AND RESERVES
     At December 31, 1999, the Company had $2.1 billion of life and annuity deposit funds and reserves. Of that total, $1.4 billion were not subject to discretionary withdrawal based on contract terms. The remaining $.7 billion were life and annuity products that were subject to discretionary withdrawal by the contractholders. Included in the amount that is subject to discretionary withdrawal were $.5 billion of liabilities that are surrenderable with market value adjustments. The remaining $.2 billion of life insurance and individual annuity liabilities are subject to discretionary withdrawals with an average surrender charge of 4.9%. The life insurance risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

12.  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES
     The following table reconciles net income to net cash provided by (used in) operating activities:

        ------------------------------------------------------------------------------------------------------------------
        FOR THE YEAR ENDED DECEMBER 31,                                           1999            1998            1997
                                                                                  ----            ----            ----
        ($ in thousands)
        ------------------------------------------------------------------------------------------------------------------
        Net Income From Continuing Operations                                 $  52,606       $  57,485       $  71,372
         Adjustments to reconcile net income to cash provided by
         operating activities:
           Realized gains                                                        (4,973)        (18,493)        (44,871)
           Deferred federal income taxes                                          6,410          11,783           4,344
           Amortization of deferred policy acquisition costs                     38,902          15,956           4,944
           Additions to deferred policy acquisition costs                      (211,182)       (120,278)        (56,975)
           Investment income accrued                                            (27,072)         (3,821)            908
           Premium balances                                                        (466)         (6,786)         (3,450)
           Insurance reserves                                                   (16,431)         (8,431)          3,981
           Other                                                                (26,112)         (2,806)         27,765
        ------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) operations                    $(188,318)       $(75,391)         $8,018
        ------------------------------------------------------------------------------------------------------------------

13.      NON-CASH INVESTING AND FINANCING ACTIVITIES
         There were no significant non-cash investing and financing activities for 1999, 1998 and 1997.

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

         (2) Financial Statement Schedules. See index on page 40 of this report.

         (3)  Exhibits. See Exhibit Index on page 38.

     (b) Reports on Form 8-K:

         None.

                                  EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
-----------        -----------

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

        27.+             Financial Data Schedule


------------------
+  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2000.


                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                  (Registrant)


         By:      /s/ Jay S. Benet
            ------------------------------
                  Jay S. Benet
                  Executive Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March, 2000.

SIGNATURE                             CAPACITY
---------                             --------
/s/ John Eric Daniels                 Director, Chairman of the Board, President and Chief Executive Officer
----------------------
(John Eric Daniels)                   (Principal Executive Officer)

/s/ Jay S. Benet                      Director, Executive Vice President, Chief Financial Officer, and Chief Accounting
----------------------                Officer
(Jay S. Benet)                        (Principal Financial Officer and Principal Accounting Officer)


/s/ Katherine M. Sullivan             Director
----------------------
(Katherine M. Sullivan)

/s/ Marc P. Weill                     Director
----------------------
(Marc P. Weill)

/s/ George C. Kokulis                 Director
----------------------
(George C. Kokulis)

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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                 Page
                                                                                                                 ----
The Travelers Life and Annuity Company
     Independent Auditors' Report                                                                                   *
     Statements of Income                                                                                           *
     Balance Sheets                                                                                                 *
     Statements of Changes in Retained Earnings and Accumulated
       Other Changes in Equity from Non-Owner Sources                                                               *
     Statements of Cash Flows                                                                                       *
     Notes to Financial Statements                                                                                  *

Independent Auditors' Report                                                                                       41

Schedule I - Summary of Investments - Other than Investments in Related Parties 1999                               42

Schedule III - Supplementary Insurance Information 1997-1999                                                       43

Schedule IV - Reinsurance 1997-1999                                                                                44


All other schedules are inapplicable for this filing.








*  See index on page 11.

                          Independent Auditors' Report



The Board of Directors and Shareholder
The Travelers Life and Annuity Company:

Under date of January 18, 2000, we reported on the balance sheets of The Travelers Life and Annuity Company as of December 31, 1999 and 1998, and the related statements of income, changes in retained earnings and accumulated other changes in equity from non-owner sources and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in this Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP
----------------------

Hartford, Connecticut
January 18, 2000

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                ($ in thousands)


---------------------------------------------------------------------------------------------------------------------------
                                                                                                          AMOUNT SHOWN IN
TYPE OF INVESTMENT                                                           COST           VALUE        BALANCE SHEET (1)
---------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
     Bonds:
         U.S. Government and government agencies and authorities            $203,390       $199,861               $199,861
         States, municipalities and political subdivisions                    29,801         26,496                 26,496
         Foreign governments                                                  44,159         46,774                 46,774
         Public utilities                                                    154,192        149,440                149,440
         Convertible bonds and bonds with warrants attached                   15,462         15,753                 15,753
         All other corporate bonds                                         1,313,671      1,272,395              1,272,395
---------------------------------------------------------------------------------------------------------------------------
              Total Bonds                                                  1,760,675      1,710,719              1,710,719
     Redeemable Preferred Stocks                                               3,654          3,229                  3,229
---------------------------------------------------------------------------------------------------------------------------
         Total Fixed Maturities                                            1,764,329      1,713,948              1,713,948
---------------------------------------------------------------------------------------------------------------------------

Equity Securities:
     Common Stocks:
         Industrial, miscellaneous and all other                               4,966          5,440                  5,440
---------------------------------------------------------------------------------------------------------------------------
              Total Common Stocks                                              4,966          5,440                  5,440
     Non-Redeemable Preferred Stocks                                          29,407         27,729                 27,729
---------------------------------------------------------------------------------------------------------------------------
         Total Equity Securities                                              34,373         33,169                 33,169
---------------------------------------------------------------------------------------------------------------------------

Mortgage Loans                                                               155,719                               155,719
Policy Loans                                                                  10,219                                10,219
Foreclosed Real Estate                                                         2,030                                 2,030
Short-Term Securities                                                         81,119                                81,119
Other Investments (2)                                                        155,069                               145,753
===========================================================================================================================
         Total Investments                                                $2,202,858                            $2,141,957
===========================================================================================================================

(1) Determined in accordance with methods described in Notes 1 and 10 of Notes to Financial Statements.

(2)      Excludes investments in related parties of $32,620.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                    1997-1999
                                ($ in thousands)


---------------------------------------------------------------------------------------------------------------
                                    FUTURE POLICY                                        BENEFITS, CLAIMS,
                                    BENEFITS, LOSSES,                   NET              LOSSES AND
              DEFERRED POLICY       CLAIMS AND LOSS       PREMIUM       INVESTMENT       SETTLEMENT
              ACQUISITION COSTS     EXPENSES (1)          REVENUE       INCOME           EXPENSES (2)
---------------------------------------------------------------------------------------------------------------

     1999          $350,088              $2,125,595         $25,270          $177,179         $134,288

     1998          $177,808              $1,910,582         $23,677          $171,003         $132,906

     1997           $73,486              $1,790,573         $35,190          $168,653         $130,804

-----------------------------------------------------------------------

                                              OTHER
              AMORTIZATION OF DEFERRED        OPERATING     PREMIUMS
              POLICY ACQUISITION COSTS        EXPENSES      WRITTEN
-----------------------------------------------------------------------

     1999            $38,902                  $11,326       $25,270

     1998            $15,956                   $5,012       $23,677

     1997             $4,944                  $11,554       $35,190

(1) Includes contractholder funds.

(2) Includes interest credited on contractholder funds.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE IV
                                   REINSURANCE
                                ($ in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  PERCENTAGE
                                                                CEDED TO OTHER     ASSUMED FROM                   OF AMOUNT
                                                                   COMPANIES          OTHER        NET AMOUNT   ASSUMED TO NET
                                              GROSS AMOUNT                          COMPANIES
-------------------------------------------------------------------------------------------------------------------------------
                                                                   1999

Life Insurance In Force                         $15,597,352        $12,839,072            $-        $2,758,280        -%
Premiums:
     Annuity                                         $1,317               $  -            $-           $ 1,317
     Individual life                                 30,502              6,549             -            23,953
                                                    -------             ------            --           -------
         Total Premiums                             $31,819             $6,549            $-           $25,270        -%
                                                    =======             ======            ==           =======


                                                                   1998

Life Insurance In Force                         $10,709,709         $8,829,229            $-        $1,880,480        -%
Premiums:
     Annuity                                        $ 5,557               $  -            $-           $ 5,557
     Individual life                                 22,340              4,220             -            18,120
                                                    -------             ------            --           -------
         Total Premiums                             $27,897             $4,220            $-           $23,677        -%
                                                    =======             ======            ==           =======


                                                                   1997

Life Insurance In Force                          $5,860,579         $4,601,196            $-        $1,259,383        -%
Premiums:
     Annuity                                       $ 23,687               $  -            $-          $ 23,687
     Individual life                                 13,907              2,404             -            11,503
                                                    -------             ------            --           -------
         Total Premiums                             $37,594             $2,404            $-           $35,190        -%
                                                    =======             ======            ==           =======