Form 10-Q
period 2000-03-31
TRAVELERS LIFE & ANNUITY CO
filed 2000-05-12
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                       ---
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                                       Page

ITEM 1.  FINANCIAL STATEMENTS

Condensed Statements of Income for the
Three Months Ended March 31, 2000 and 1999 (unaudited).................................................................3

Condensed Balance Sheets as of March 31, 2000 (unaudited) and
December 31, 1999......................................................................................................4

Condensed Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Non-Owner Sources
for the Three Months Ended March 31, 2000 and 1999 (unaudited).........................................................5

Condensed Statements of Cash Flows for the
Three Months Ended March 31, 2000 and 1999 (unaudited).................................................................6

Notes to Condensed Financial Statements (unaudited)....................................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................................................9

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................11

SIGNATURES............................................................................................................12

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                ($ IN THOUSANDS)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     2000              1999
--------------------------------------------------------------------------------
REVENUES
Premiums                                             $6,769          $5,313
Net investment income                                49,163          42,411
Realized investment gains (losses)                   (9,249)          8,844
Fee income                                           19,202           6,987
Other revenues                                       11,716           5,550
-------------------------------------------------------------------------------
     Total revenues                                  77,601          69,105
                                                    -------        --------
BENEFITS AND EXPENSES
Current and future insurance benefits                17,911          20,252
Interest credited to contractholders                 16,205          12,876
Amortization of deferred acquisition costs           14,767           4,100
Operating expenses                                    3,314           2,405
                                                    -------        --------
     Total benefits and expenses                     52,197          39,633
-------------------------------------------------------------------------------
Income before federal income taxes                   25,404          29,472
-------------------------------------------------------------------------------
Federal income taxes                                  8,878          10,301
-------------------------------------------------------------------------------
Net income                                          $16,526        $ 19,171
                                                    =======        ========



                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                              MARCH 31, 2000            DECEMBER 31, 1999
                                                                                (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investments                                                                      $ 2,311,933          $ 2,174,577
Separate accounts                                                                  5,596,585            4,795,165
Deferred acquisition costs                                                           401,314              350,088
Other assets                                                                         228,063              181,503
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                $ 8,537,895          $ 7,501,333
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Future policy benefits                                                           $ 1,002,295          $ 1,007,776
Contractholder funds                                                               1,231,036            1,117,819
Separate accounts                                                                  5,596,585            4,795,165
Other liabilities                                                                    211,701              114,408
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                             8,041,617            7,035,168
-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
     30,000 issued and outstanding                                                     3,000                3,000
Additional paid-in capital                                                           167,316              167,316
Retained earnings                                                                    351,687              335,161
Accumulated other changes in equity from non-owner sources                           (25,725)             (39,312)
-----------------------------------------------------------------------------------------------------------------------------------
     Total shareholder's equity                                                      496,278              466,165
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholder's equity                                  $ 8,537,895          $ 7,501,333
===================================================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

            CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS AND
           ACCUMULATED OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                   (UNAUDITED)
                                ($ IN THOUSANDS)


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
--------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS              2000             1999
--------------------------------------------------------------------------------
Balance, beginning of period                        $ 335,161          $ 282,555
Net income                                             16,526             19,171
--------------------------------------------------------------------------------
Balance, end of period                              $ 351,687          $ 301,726
================================================================================
STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES

--------------------------------------------------------------------------------
Balance, beginning of period                        $ (39,312)         $  87,889
Unrealized gains (losses), net of tax                  13,587            (47,656)
--------------------------------------------------------------------------------
Balance, end of period                              $ (25,725)         $  40,233
================================================================================
SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES

Net income                                          $  16,526          $  19,171
Other changes in equity from
     Non-owner sources                                 13,587            (47,656)
--------------------------------------------------------------------------------
Total changes in equity from
Non-owner sources                                   $  30,113          $ (28,485)
================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ IN THOUSANDS)


                                                                      THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     2000               1999
------------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             $ (13,515)         $ (59,531)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                            61,826             46,340
         Mortgage loans                                               3,602              4,330
     Proceeds from sales of investments
         Fixed maturities                                           264,914            202,104
         Equity securities                                            6,123                337
     Purchases of investments
         Fixed maturities                                          (412,148)          (278,998)
         Equity securities                                           (7,544)            (2,603)
         Mortgage loans                                              (6,113)              (752)
     Policy loans                                                      (356)            (2,655)
     Short-term securities (purchases) sales, net                   (41,829)            54,570
     Other investment purchases, net                                 12,880             (1,423)
     Securities transactions in course of settlement, net            28,763             27,791
------------------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                          (89,882)            49,041
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                   137,116             26,503
     Contractholder fund withdrawals                                (24,957)           (14,689)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                      112,159             11,814
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                       8,762              1,324

Cash at beginning of period                                              21                624
------------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                             $   8,783          $   1,948
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                            $   1,748          $   9,354
====================================================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company
     (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued Statement of Financial Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137), which allows entities that have not yet adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted the deferral provisions of FAS 137, effective January 1, 2000 and has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



2.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $294 million at December 31, 1999. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $29 million is available in 2000 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company did not pay any dividends to its parent during the three months ended March 31, 2000 and 1999.


3.   COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company is a defendant or co-defendant in various litigation matters incidental to and typical of the businesses in which it is engaged. Although there can be no assurances, as of March 31, 2000, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 10.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

RESULTS OF OPERATIONS ($ in millions)

FOR THE THREE MONTHS ENDED MARCH 31,            2000            1999
                                             -------         -------

Revenues                                     $  77.6         $  69.1
                                             =======         =======

Net income                                   $  16.5         $  19.2
                                             =======         =======

The Travelers Life and Annuity Company (the Company) offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. These products are distributed primarily through the Financial Consultants of Salomon Smith Barney (SSB), and Primerica Financial Services (Primerica), affiliates of the Company, and a nationwide network of independent agents. The Copeland Companies (Copeland) and Citibank, N.A., affiliates of the Company, recently began distributing these products. The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

The Company has assets held in a separate account related to reserves on structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the separate account assets. The assets held in this separate account are owned by the Company and contractholders do not share in their investment performance. These contracts were purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TAP), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations. All new structured settlement contracts are being written by TIC.

Net income for the three months ended March 31, 2000 was $16.5 million, compared to $19.2 million for the three months ended March 31, 1999. Included in net income for the first quarter of 2000 were net after-tax realized losses on investments of $6.0 million versus $5.8 million of net after-tax realized gains on investments in the first quarter of 1999. Business income, defined as income before net realized gains or losses on investments, increased 68% to $22.5 million for the first quarter of 2000 from $13.4 million for the prior year quarter. The increase in business income resulted from increases in business volume and strong investment income results. The business volume is reflected in the growth of fee income in the individual annuity and universal life businesses. This increased business volume also resulted in increased benefits and expenses, and in particular the growth of amortization of deferred acquisition costs from $4.1 million in the first quarter of 1999 to $14.8 million in the first quarter of 2000.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


PREMIUMS AND DEPOSITS ($ in millions)

FOR THE THREE MONTHS ENDED MARCH 31,              2000         1999
                                                  ----         ----

Individual Annuities                              $752         $487
Universal Life                                      37           24
Traditional Life                                     6            5
                                                  ----         ----
                                    Total         $795         $516
                                                  ====         ====

The increase in individual annuity and universal life deposits is primarily attributable to strong sales by SSB and Primerica.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $7.8 billion at March 31, 2000, up from $4.6 billion at March 31, 1999, primarily as a result of growth in the variable annuity separate account business included in individual annuities.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 1999, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 2000 without prior approval of the Connecticut Insurance Department is $29 million. The Company did not pay any dividends to its parent during the three months ended March 31, 2000 and 1999.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Financial Statements for Future Application of Accounting Standards.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

    EXHIBIT NO.      DESCRIPTION
         3.01        Charter of The Travelers Life and Annuity Company (the
                     "Company"), as amended on April 10, 1990, incorporated herein by reference to Exhibit 6(a) to the Registration
                     Statement on Form N-4, File No. 33-58131, filed on March
                     17, 1995.

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



                                    THE TRAVELERS LIFE AND ANNUITY COMPANY
                                    --------------------------------------
                                                   (Registrant)


Date May 12, 2000                   /s/ Glenn D. Lammey
    ----------------------------    ------------------------------

                                        Glenn D. Lammey
                                        Executive Vice President,
                                        Chief Financial Officer and Chief
                                        Accounting Officer
                                        (Principal Financial Officer)