Form 10-Q
period 2000-06-30
TRAVELERS LIFE & ANNUITY CO
filed 2000-08-11
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   ___            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM________TO________



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

                                 Yes X       No_____

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              Page

ITEM 1.  FINANCIAL STATEMENTS

Condensed Statements of Income for the
Six Months Ended June 30, 2000 and 1999 (unaudited)...........................3

Condensed Balance Sheets as of June 30, 2000 (unaudited) and
December 31, 1999.............................................................4

Condensed Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Non-Owner Sources
for the Six Months Ended June 30, 2000 and 1999 (unaudited)...................5

Condensed Statements of Cash Flows for the
Six Months Ended June 30, 2000 and 1999 (unaudited)...........................6

Notes to Condensed Financial Statements (unaudited)...........................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................9



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................11



SIGNATURES...................................................................12

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                ($ IN THOUSANDS)



                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                 -----------------------        -----------------------
                                                   2000           1999            2000           1999
                                                 --------       --------        --------       --------
REVENUES
Premiums                                         $  9,816       $  6,302        $ 16,585       $ 11,615
Net investment income                              55,462         44,668         104,625         87,079
Realized investment gains (losses)                 11,069         (2,117)          1,820          6,727
Fee income                                         33,948         10,778          57,083         18,963
Other revenues                                      7,678          4,777          15,461          9,129
                                                 --------       --------        --------       --------
     Total revenues                               117,973         64,408         195,574        133,513
                                                 --------       --------        --------       --------

BENEFITS AND EXPENSES
Current and future insurance benefits              22,809         21,316          40,720         41,568
Interest credited to contractholders               17,872         13,255          34,077         26,131
Amortization of deferred acquisition costs         15,833          5,764          30,331          9,589
Operating expenses                                  3,482          1,916           7,065          4,596
                                                 --------       --------        --------       --------
     Total benefits and expenses                   59,996         42,251         112,193         81,884
                                                 --------       --------        --------       --------

Income before federal income taxes                 57,977         22,157          83,381         51,629
                                                 --------       --------        --------       --------

Federal income taxes                               20,277          7,742          29,155         18,043
                                                 --------       --------        --------       --------

Net income                                       $ 37,700       $ 14,415        $ 54,226       $ 33,586
                                                 ========       ========        ========       ========



                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                ($ IN THOUSANDS)


                                                                 JUNE 30, 2000  DECEMBER 31, 1999
                                                                  (UNAUDITED)
                                                                 -------------  -----------------
ASSETS
Investments                                                      $ 2,381,347        $ 2,174,577
Separate accounts                                                  6,002,166          4,795,165
Deferred acquisition costs                                           454,878            350,088
Other assets                                                         209,848            181,503
                                                                 -----------        -----------
     Total assets                                                $ 9,048,239        $ 7,501,333
                                                                 -----------        -----------

LIABILITIES
Future policy benefits                                           $   999,582        $ 1,007,776
Contractholder funds                                               1,358,281          1,117,819
Separate accounts                                                  6,002,166          4,795,165
Other liabilities                                                    165,423            114,408
                                                                 -----------        -----------
     Total liabilities                                             8,525,452          7,035,168
                                                                 -----------        -----------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
     30,000 issued and outstanding                                     3,000              3,000
Additional paid-in capital                                           167,316            167,316
Retained earnings                                                    389,387            335,161
Accumulated other changes in equity from non-owner sources           (36,916)           (39,312)
                                                                 -----------        -----------
     Total shareholder's equity                                      522,787            466,165
                                                                 -----------        -----------

     Total liabilities and shareholder's equity                  $ 9,048,239        $ 7,501,333
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




                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                                  ------------------------------------------------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS         2000             1999             2000             1999
                                                  ---------        ---------        ---------        ---------
Balance, beginning of period                      $ 351,687        $ 301,726        $ 335,161        $ 282,555
Net income                                           37,700           14,415           54,226           33,586
                                                  ---------        ---------        ---------        ---------
Balance, end of period                            $ 389,387        $ 316,141        $ 389,387        $ 316,141
                                                  =========        =========        =========        =========


STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES

Balance, beginning of period                      $ (25,725)       $  40,233        $ (39,312)       $  87,889
Unrealized gains (losses), net of tax               (11,191)         (37,588)           2,396          (85,244)
                                                  ---------        ---------        ---------        ---------
Balance, end of period                            $ (36,916)       $   2,645        $ (36,916)       $   2,645
                                                  =========        =========        =========        =========



SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES

Net income                                        $  37,700        $  14,415        $  54,226        $  33,586
Other changes in equity from
     non-owner sources                              (11,191)         (37,588)           2,396          (85,244)
                                                  ---------        ---------        ---------        ---------
Total changes in equity from
     non-owner sources                            $  26,509        $ (23,173)       $  56,622        $ (51,658)
                                                  =========        =========        =========        =========




                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ IN THOUSANDS)


                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                  2000             1999
                                                                ---------        ---------
NET CASH USED IN OPERATING ACTIVITIES                           $ (66,602)       $ (41,630)
                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                          98,524           66,783
         Mortgage loans                                            11,547            6,061
     Proceeds from sales of investments
         Fixed maturities                                         493,296          447,287
         Equity securities                                          9,691              975
         Real estate held for sale                                  2,115               --
     Purchases of investments
         Fixed maturities                                        (778,018)        (545,599)
         Equity securities                                        (11,970)          (8,932)
         Mortgage loans                                            (8,867)          (3,004)
     Policy loans                                                  (1,413)          (2,998)
     Short-term securities sales, net                               1,489           78,606
     Other investment purchases, net                              (14,855)         (11,381)
     Securities transactions in course of settlement, net          37,968            2,705
                                                                ---------        ---------
     Net cash provided by (used in) investing activities         (160,493)          30,503
                                                                ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                 286,078           26,503
     Contractholder fund withdrawals                              (45,560)         (14,689)
                                                                ---------        ---------
     Net cash provided by financing activities                    240,518           11,814
                                                                ---------        ---------

Net increase in cash                                               13,423              687

Cash at beginning of period                                            21              624
                                                                ---------        ---------
Cash at end of period                                           $  13,444        $   1,311
                                                                ---------        ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                          $  18,742        $  20,343
                                                                =========        =========


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     The interim financial statements of The Travelers Life and Annuity Company (the Company), a wholly owned subsidiary of The Travelers Insurance Company
     (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued Statement of Financial Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137), which allows entities that have not yet adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" which amends the accounting and reporting standards of FAS 133. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
     (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted the deferral provisions of FAS 137, effective January 1, 2000 and has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



2.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $294 million at December 31, 1999. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $29 million is available in 2000 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company did not pay any dividends to its parent during the six months ended June 30, 2000 and 1999.


3.   COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company is a defendant or co-defendant in various litigation matters. Although there can be no assurances, as of June 30, 2000, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 10.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

RESULTS OF OPERATIONS ($ in millions)

FOR THE SIX MONTHS ENDED JUNE 30,        2000          1999
                                        -------       -------
Revenues                                $ 195.6       $ 133.5
                                        =======       =======

Net income                              $  54.2       $  33.6
                                        =======       =======

The Travelers Life and Annuity Company (the Company) offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. These products are distributed primarily through Salomon Smith Barney (SSB) and Primerica Financial Services (Primerica), affiliates of the Company, and a nationwide network of independent agents. The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

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

Net income for the six months ended June 30, 2000 was $54.2 million, compared to $33.6 million for the six months ended June 30, 1999. Included in net income for the first six months of 2000 were net after-tax realized gains on investments of $1.2 million versus $4.4 million of net after-tax realized gains on investments in the first six months of 1999. Operating income, defined as income before net realized gains or losses on investments, increased 82% to $53.0 million for the first six months of 2000 from $29.2 million for the prior year period. The increase in operating income resulted from increases in business volume and strong investment income results. The business volume is reflected in the growth of fee income and other revenues in the individual annuity and universal life businesses. This increased business volume also resulted in increased benefits and expenses, and in particular increased amortization of deferred acquisition costs from $9.6 million in the first half of 1999 to $30.3 million in the first half of 2000.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY






PREMIUMS AND DEPOSITS ($ in millions)

FOR THE SIX MONTHS ENDED JUNE 30,                2000         1999
                                                ------       ------
Individual Annuities                            $1,549       $1,055
Universal Life                                      75           56
Traditional Life                                    12           11
Payout Annuities                                     7           --
                                                ------       ------
                                    Total       $1,643       $1,122
                                                ======       ======

The increase in individual annuity premiums and deposits is primarily attributable to a 61% increase in sales at SSB. This sales momentum was driven by a newly designed product for SSB customers.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $8.4 billion at June 30, 2000, up from $5.3 billion at June 30, 1999, primarily as a result of growth in the variable annuity separate account business included in individual annuities.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 1999, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 2000 without prior approval of the Connecticut Insurance Department is $29 million. The Company did not pay any dividends to its parent during the six months ended June 30, 2000 and 1999.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Financial Statements for Future Application of Accounting Standards.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings.

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


------------
+  Filed herewith.

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



                          THE TRAVELERS LIFE AND ANNUITY COMPANY
                                (Registrant)


Date August 11, 2000    /s/ Glenn D. Lammey

                        Glenn D. Lammey
                        Executive Vice President,
                        Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)