Form 10-Q
period 2000-09-30
TRAVELERS LIFE & ANNUITY CO
filed 2000-11-13
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________TO____________


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

                      Yes   X                 No
                          ____                   ____

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY



                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                    Page
                                                                                  ----
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------
Condensed Statements of Income for the Three and
Nine Months Ended September 30, 2000 and 1999 (unaudited)..........................3

Condensed Balance Sheets as of September 30, 2000 (unaudited) and
December 31, 1999..................................................................4

Condensed Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Non-Owner Sources
for the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)........5

Condensed Statements of Cash Flows for the
Nine Months Ended September 30, 2000 and 1999 (unaudited)..........................6

Notes to Condensed Financial Statements (unaudited)................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................10
---------------------------------------------



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................12
-----------------------------------------



SIGNATURES........................................................................13

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                ($ IN THOUSANDS)


                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,               SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                      2000             1999         2000            1999
                                                                      ----             ----         ----            ----
REVENUES
Premiums                                                            $  8,583          $ 6,542     $ 25,168        $ 18,157
Net investment income                                                 50,737           46,444      155,362         133,523
Realized investment gains (losses)                                    (1,914)           1,166          (94)          7,893
Fee income                                                            46,090           15,365      114,316          41,930
Other revenues                                                         2,189              941        6,507           2,468
---------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                  105,685           70,458      301,259         203,971
---------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                 19,839           18,910       60,559          60,478
Interest credited to contractholders                                  20,598           14,381       54,675          40,512
Amortization of deferred acquisition costs                            17,761            4,762       48,092          14,351
Operating expenses                                                     4,085            2,536       11,150           7,132
---------------------------------------------------------------------------------------------------------------------------
     Total benefits and expenses                                      62,283           40,589      174,476         122,473
---------------------------------------------------------------------------------------------------------------------------

Income before federal income taxes                                    43,402           29,869      126,783          81,498
---------------------------------------------------------------------------------------------------------------------------

Federal income taxes                                                  15,177           10,382       44,332          28,425
---------------------------------------------------------------------------------------------------------------------------

Net income                                                          $ 28,225          $19,487     $ 82,451        $ 53,073
===========================================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                ($ IN THOUSANDS)


                                                                              SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                                                  (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Investments                                                                       $2,785,846               $2,174,577
Separate accounts                                                                  6,648,215                4,795,165
Deferred acquisition costs                                                           513,489                  350,088
Other assets                                                                         200,234                  181,503
----------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                $10,147,784               $7,501,333
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Future policy benefits                                                              $995,916               $1,007,776
Contractholder funds                                                               1,489,889                1,117,819
Separate accounts                                                                  6,648,215                4,795,165
Other liabilities                                                                    192,831                  114,408
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                             9,326,851                7,035,168
----------------------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
     30,000 issued and outstanding                                                     3,000                    3,000
Additional paid-in capital                                                           417,316                  167,316
Retained earnings                                                                    417,612                  335,161
Accumulated other changes in equity from non-owner sources                           (16,995)                 (39,312)
----------------------------------------------------------------------------------------------------------------------------
     Total shareholder's equity                                                      820,933                  466,165
----------------------------------------------------------------------------------------------------------------------------

     Total liabilities and shareholder's equity                                  $10,147,784               $7,501,333
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



                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS                       2000          1999            2000             1999
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                    $389,387      $316,141        $335,161         $282,555
Net income                                                        28,225        19,487          82,451           53,073
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                          $417,612      $335,628        $417,612         $335,628
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES
-----------------------------------------------------------------------------------------------------------------------------

Balance, beginning of period                                    $(36,916)     $  2,645        $(39,312)        $ 87,889
Unrealized gains (losses), net of tax                             19,921       (20,758)         22,317         (106,002)
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                          $(16,995)     $(18,113)       $(16,995)        $(18,113)
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                       $28,225       $19,487         $82,451          $53,073
Other changes in equity from
     non-owner sources                                            19,921      (20,758)          22,317         (106,002)
-----------------------------------------------------------------------------------------------------------------------------
Total changes in equity from
     non-owner sources                                           $48,146       $(1,271)       $104,768         $(52,929)
=============================================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ IN THOUSANDS)


                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 2000                   1999
------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                        $  (102,988)            $(118,714)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                        167,956               169,354
         Mortgage loans                                                           19,258                22,811
     Proceeds from sales of investments
         Fixed maturities                                                        741,015               522,952
         Equity securities                                                        27,158                 2,387
         Mortgage loans                                                           15,260                    --
         Real estate held for sale                                                 2,115                    --
     Purchases of investments
         Fixed maturities                                                     (1,286,107)             (775,665)
         Equity securities                                                       (17,763)               (9,577)
         Mortgage loans                                                          (10,010)               (7,581)
     Policy loans                                                                 (2,296)               (4,683)
     Short-term securities sales (purchases), net                               (211,397)               51,252
     Other investment purchases, net                                              (3,133)              (13,065)
     Securities transactions in course of settlement, net                         54,100                26,610
------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                      (503,844)              (15,205)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                448,906               188,154
     Contractholder fund withdrawals                                             (76,778)              (52,176)
     Contribution by parent company                                              250,000                    --
------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                   622,128               135,978
------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                              15,296                 2,059

Cash at beginning of period                                                           21                   624
------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                        $    15,317             $   2,683
------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                                       $    31,081             $  24,726
==================================================================================================================

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

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued Statement of Financial Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137), which allows entities that have not yet adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," which amends the accounting and reporting standards of FAS 133. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
     (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted the deferral provisions of FAS 137, effective January 1, 2000. The Company will adopt FAS 133, as amended, as of January 1, 2001.

     The Company has estimated that the pro forma cumulative effect of FAS 133, as amended, at September 30, 2000 would not be significant. For its estimate, the Company used holdings and applied rates available at the balance sheet date, and did not anticipate future guidance or changes in guidance on matters not yet addressed or not yet concluded by FASB on implementation matters related to insurance and insurance-related contracts. The Company anticipates a significant and continuing increase in the complexity of the accounting and the recordkeeping requirements for hedging activities and for insurance-related contracts and may make changes to its risk management strategies. The Company does not expect that FAS 133, as

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     amended, will have a significant impact on the results of operations, financial condition or liquidity in future periods.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (FAS 140). Provisions of FAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of FAS 125 are effective for transfers taking place after March 31, 2001. Special purpose entities (SPEs) used in securitizations that are currently qualifying SPEs under FAS 125 will continue to be treated as qualifying SPEs so long as they issue no new beneficial interests and accept no new asset transfers after March 31, 2001, other than transfers committed to prior to that date. Under FAS 140 qualifying SPEs are not consolidated by the transferor. It is not expected that there will be a significant effect on the results of operations, financial condition or liquidity relating to a change in consolidation status for existing qualifying SPEs under FAS
     140. FAS 140 also amends the accounting for collateral and requires new disclosures for collateral, securitizations, and retained interests in securitizations. These provisions are effective for financial statements for fiscal years ending after December 15, 2000. The accounting for collateral, as amended, requires collateral previously recorded under FAS 125 to be derecognized in financial statements for all years presented, and revises the criteria for reclassifying collateral pledged to an encumbered account. The change in accounting for collateral is not expected to have a significant effect on results of operations, financial condition or liquidity.


2.   SHAREHOLDER'S EQUITY

     During September 2000, TIC contributed $250 million as additional paid-in capital to the Company. This additional capital is used to support the growing deferred annuity business.

     Statutory capital and surplus of the Company was $294 million at December 31, 1999. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $29 million is available in 2000 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company did not pay any dividends to its parent during the nine months ended September 30, 2000 and 1999.


3.   COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company is a defendant or co-defendant in various litigation matters. Although there can be no assurances, as of September 30, 2000, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 11.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



4.   RELATED PARTY TRANSACTIONS

     In the normal course of business, management of both the Company and TIC conducts reviews of the investment portfolios of each company to properly match assets with liabilities. As a result of these reviews, TIC purchased $100 million of invested assets from the Company at arm's length, with a related loss of $1.3 million.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

RESULTS OF OPERATIONS ($ in millions)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                2000                 1999
                                                                       ----                 ----
Revenues                                                              $301.3               $204.0
                                                                      ======               ======
Net income                                                             $82.4                $53.1
                                                                       =====                =====

The Travelers Life and Annuity Company (the Company) offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. These products are distributed primarily through Salomon Smith Barney (SSB), and Primerica Financial Services (Primerica), affiliates of the Company, and a nationwide network of independent agents. The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

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

Net income for the nine months ended September 30, 2000 was $82.4 million, compared to $53.1 million for the nine months ended September 30, 1999. Included in net income for the first nine months of 2000 were net after-tax realized losses on investments of $(.1) million versus $5.1 million of net after-tax realized gains on investments in the first nine months of 1999 reflecting the timing of investment transactions in 1999, to enhance investment yields. Operating income, defined as income before net realized gains or losses on investments, increased 71.9% to $82.5 million for the first nine months of 2000 from $48.0 million for the prior year period. The increase in operating income resulted from increases in business volume and strong investment income results. The strong business volume of the individual annuity and universal life businesses is reflected in the 172.6% growth of fee income from $41.9 million in 1999 to $114.3 million in 2000. The business volume also resulted in a 42.5% increase in benefits and expenses, and in particular, interest credited and amortization of deferred acquisition costs.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY



PREMIUMS AND DEPOSITS ($ in millions)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                               2000             1999
                                                                      ----             ----
Individual Annuities                                                 $2,421           $1,650
Universal Life                                                          123               83
Traditional Life                                                         20               17
Payout Annuities                                                          8               --
                                                                     ------           ------
                                    Total                            $2,572           $1,750
                                                                     ======           ======

The increase in individual annuity premiums and deposits reflects strong sales growth across proprietary and non-proprietary distribution channels, particularly SSB.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $9.1 billion at September 30, 2000, up from $5.7 billion at September 30, 1999, primarily as a result of growth in the variable annuity separate account business included in individual annuities.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At September 30, 2000, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 2000 without prior approval of the Connecticut Insurance Department is $29 million. The Company did not pay any dividends to its parent during the nine months ended September 30, 2000 and 1999.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

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

----------------------
+  Filed herewith.

(b) REPORTS ON FORM 8-K.

None.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE TRAVELERS LIFE AND ANNUITY COMPANY
                                          --------------------------------------
                                                      (Registrant)


Date     November 13, 2000                /s/ Glenn D. Lammey
    -----------------------------         --------------------------------------
                                          Glenn D. Lammey
                                          Executive Vice President,
                                          Chief Financial Officer and Chief Accounting Officer
                                          (Principal Financial Officer and Principal Accounting Officer)