Form 10-K
period 2000-12-31
TRAVELERS LIFE & ANNUITY CO
filed 2001-03-14
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                           PART I                                PAGE
-----------                           ------                                ----

   1.    Business..............................................................2

   2.    Properties............................................................4

   3.    Legal Proceedings.....................................................4

   4.    Submission of Matters to a Vote of Security Holders...................4


                                     PART II
                                     -------

   5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.............................................................4

   6.    Selected Financial Data...............................................4

   7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................5

   7A.   Quantitative and Qualitative Disclosures About Market Risk............7

   8.    Financial Statements and Supplementary Data...........................9

   9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................35


                                    PART III
                                    --------

   10.   Directors and Executive Officers of the Registrant...................35

   11.   Executive Compensation...............................................35

   12.   Security Ownership of Certain Beneficial Owners and Management.......35

   13.   Certain Relationships and Related Transactions.......................35


                                     PART IV
                                     -------

   14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....36

         Exhibit Index........................................................37
         Signatures...........................................................38
         Index to Financial Statements and Financial Statement Schedules......39

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

The Company is a stock insurance company chartered in 1973 in the State of Connecticut and has been continuously engaged in the insurance business since that time. The Company is licensed to conduct life and annuity insurance business in all the states except New Hampshire and New York, and is presently intending to seek licensure in New Hampshire. The Company is also licensed to conduct life and annuity insurance business in the District of Columbia and Puerto Rico.

The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. The Company commenced writing individual life and deferred annuity business in 1995. These products are distributed primarily through Salomon Smith Barney (SSB), and Primerica Financial Services (Primerica), affiliates of the Company, and a nationwide network of independent financial professionals. CitiStreet Retirement Services (formerly The Copeland Companies), a division of CitiStreet, a joint venture between Citigroup and State Street Bank, and Citibank, N.A. (Citibank), also affiliates of the Company, recently began distributing these products as well. The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that deposits collected from contractholders are reported as liabilities and are not included in revenues.

The Company has assets held in a separate account related to reserves on structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the separate account assets. The assets held in this separate account are owned by the Company and contractholders do not share in their investment performance. These contracts were purchased by the insurance subsidiaries of Travelers Property Casualty Corp. (TPC), an affiliate of the Company, in connection with the settlement of certain of their policyholder obligations. Effective April 1, 1998, all new structured settlement contracts have been written by TIC.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

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

In each of the last three years, certain of the Company's IRIS ratios have fallen outside of the usual range due to the growth in sales of deferred annuities. In each instance, the regulators have been satisfied upon follow-up that there was no solvency problem. It is possible that similar events could occur this year, and management believes that resolution would be the same, however no assurance can be given that such resolution will be the same as in prior years. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 7. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of the Company for the three years ended December 31, 2000.

In order to enhance the regulation of insurer solvency, the NAIC adopted a formula and model law to implement Risk-Based Capital (RBC) requirements for most life and annuity insurance companies, which is designed to assess minimum capital requirements. RBC requirements are used as minimum capital requirements by the NAIC and the states to identify companies that merit further regulatory action. For this purpose, an insurer's surplus is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

The RBC formula for life insurers measures four major areas of risk: asset risk (i.e., the risk of asset default), insurance risk (i.e., the risk of adverse mortality and morbidity experience), interest rate risk (i.e., the risk of loss due to changes in interest rates) and business risk (i.e., normal business and management risk). Pursuant to the law adopted by the states, insurers having less statutory surplus than that required by the RBC calculation will be subject to four varying degrees of regulatory action, depending upon the level of capital inadequacy. The formulas have not been designed to differentiate among adequately capitalized companies, which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formula to rate or rank companies.

At December 31, 2000, the Company had adjusted capital in excess of amounts requiring any regulatory action at any of the four RBC levels.

The Company is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the Connecticut Insurance Department for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The Company does not have surplus available to pay dividends to TIC in 2001 without prior approval of the Connecticut Insurance Department.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

ITEM 2.  PROPERTIES.

The Company's executive offices are located in Hartford, Connecticut. TIC owns buildings containing approximately 1.4 million square feet of office space located in Hartford serving as the home office for the Company, TIC and TPC. The Company reimburses TIC for use of this space on a cost allocation method based generally on estimated usage by department.

Management believes that these facilities are suitable and adequate for the Company's current needs.

The foregoing discussion does not include information on investment properties.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, the Company is a defendant or co-defendant in various litigation matters incidental to and typical of the businesses in which it is engaged. Although there can be no assurances, as of December 31, 2000, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 7.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has 100,000 authorized shares of common stock, of which 30,000 are issued and outstanding as of December 31, 2000. All outstanding shares of the Company's common stock are held by TIC, and there exists no established public trading market for the common stock of the Company. The Company did not pay dividends in 2000 or 1999. See Note 6 of Notes to Financial Statements for dividend restrictions.

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


RESULTS OF OPERATIONS ($ in millions)

       FOR THE YEARS ENDED DECEMBER 31,         2000         1999
       --------------------------------         ----         ----

       Revenues                                $377.7       $265.3
                                               ======       ======

       Net income (1)                          $ 90.9       $ 52.6
                                               ======       ======

(1) Includes net realized investment losses of $4.8 million and $3.2 million in 2000 and 1999, respectively.

Net income was $90.9 million and $52.6 million in 2000 and 1999, respectively. Operating income, defined as income before net realized gains or losses on investments, was $95.7 million and $55.8 million in 2000 and 1999, respectively. The year over year increase in operating income was attributable to strong business volumes and investment income. The business volume growth in the individual annuity and individual life business is reflected in the 100% growth in fee income from $63.7 million in 1999 to $127.4 million in 2000. The business volume growth also contributed to the 29% increase in benefits and expenses, and in particular interest credited to contractholders and amortization of deferred acquisition costs.


PREMIUMS AND DEPOSITS ($ in millions)

       FOR THE YEARS ENDED DECEMBER 31,              2000           1999
       --------------------------------             ------         ------

       Deferred Annuities                           $3,286         $2,328
       Individual Life                                 207            151
       Other Annuity                                     9              3
                                                    ------         ------
                                                    $3,502         $2,482
                                                    ======         ======



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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $9.4 billion at December 31, 2000, up from $6.9 billion at December 31, 1999, primarily as a result of growth in the variable annuity separate account business included in individual annuities.

OUTLOOK

The Company is included in the Travelers Life & Annuity segment of TIC, and its outlook should be considered within that context. Travelers Life & Annuity should benefit from growth in the aging population which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. Travelers Life & Annuity is well-positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and retirement and estate planning products sold through established distribution channels.

However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the insurance industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Financial services reform is likely to have many effects on the life insurance industry and the results will take time to assess; however, heightened competition is expected. Also, the annuities business is interest rate and market sensitive, and swings in interest rates and equity markets could influence sales and retention of in-force policies. In order to strengthen its competitive position, Travelers Life & Annuity expects to maintain a current product portfolio, further diversify its distribution channels and retain its financial position through increased sales growth and maintenance of an efficient cost structure.

The President has proposed to Congress as a part of his tax cut plan the repeal of the Estate and Gift Tax, potentially over a 10 year period. If this proposal in its current form is enacted, it could potentially negatively affect demand for certain life and annuity products; however, the overall impact is not expected to be material to the Company's business.

The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 7.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Financial Statements for Future Application of Accounting Standards.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, proposed legislation, the resolution of legal proceedings and the Company's market risk as well as the discussions of the Company's prospects under "Outlook" on page 6.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2000. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The primary market risk to the Company's investment portfolio is interest rate risk. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

The interest rate risk taken in the investment portfolio is managed relative to the duration of the liabilities. The portfolio is differentiated by business unit, with each unit's portfolio structured to meet its particular needs. Potential liquidity needs of the business are also key factors in managing the investment portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions. For additional information regarding the Company's investment portfolio see Note 2 of Notes to Financial Statements.

There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1999. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods. The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" above.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

Sensitivity Analysis

Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. The term "near-term" means a period of time going forward up to one year from the date of the financial statements. Actual results may differ from the hypothetical change in market rates assumed in this report, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical losses in fair value.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 2000 and 1999. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $141 million and $121 million based on a 100 basis point increase in interest rates as of December 31, 2000 and 1999, respectively.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $120 million and $101 million based on a 100 basis point increase in interest rates as of December 31, 2000 and 1999, respectively.

Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments as a result of a 100 basis point increase in interest rates as of December 31, 2000 and 1999 is not material.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

   Independent Auditors' Report...............................................10

   Financial Statements:

      Statements of Income for the years ended
      December 31, 2000, 1999 and 1998........................................11

      Balance Sheets as of December 31, 2000 and 1999.........................12

      Statements of Changes in Retained Earnings and Accumulated Other
      Changes in Equity from Non-Owner Sources for the years ended
      December 31, 2000, 1999 and 1998........................................13

      Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998........................................14

      Notes to Financial Statements...........................................15

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholder
The Travelers Life and Annuity Company:


We have audited the accompanying balance sheets of The Travelers Life and Annuity Company as of December 31, 2000 and 1999, and the related statements of income, changes in retained earnings and accumulated other changes in equity from non-owner sources and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Life and Annuity Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP
Hartford, Connecticut
January 16, 2001

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                              STATEMENTS OF INCOME
                                ($ in thousands)


FOR THE YEAR ENDED DECEMBER 31,                2000         1999          1998
                                             ---------    ---------    ---------

REVENUES
Premiums                                     $  33,941    $  25,270    $  23,677
Net investment income                          214,174      177,179      171,003
Realized investment gains (losses)              (7,396)      (4,973)      18,493
Fee income                                     127,378       63,722       27,392
Other revenues                                   9,625        4,072        1,494
                                             ---------    ---------    ---------
     Total Revenues                            377,722      265,270      242,059
                                             ---------    ---------    ---------

BENEFITS AND EXPENSES
Current and future insurance benefits           78,403       78,072       81,371
Interest credited to contractholders            77,579       56,216       51,535
Amortization of deferred acquisition costs      68,254       38,902       15,956
Operating expenses                              14,095       11,326        5,012
                                             ---------    ---------    ---------
     Total Benefits and Expenses               238,331      184,516      153,874
                                             ---------    ---------    ---------

Income before federal income taxes             139,391       80,754       88,185
                                             ---------    ---------    ---------

Federal income taxes
     Current                                    11,738       21,738       18,917
     Deferred                                   36,748        6,410       11,783
                                             ---------    ---------    ---------
     Total Federal Income Taxes                 48,486       28,148       30,700
                                             ---------    ---------    ---------

Net income                                   $  90,905    $  52,606    $  57,485
                                             =========    =========    =========









                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                 BALANCE SHEETS
                                ($ in thousands)

DECEMBER 31,                                                                  2000          1999
                                                                           -----------   -----------

ASSETS
Fixed maturities, available for sale at fair value (including $49,465 at
      December 31, 2000 subject to securities lending agreements)          $ 2,297,141   $ 1,713,948
Equity securities, at fair value                                                22,551        33,169
Mortgage loans                                                                 132,768       155,719
Short-term securities                                                          247,377        81,119
Other invested assets                                                          222,325       190,622
                                                                           -----------   -----------
      Total Investments                                                      2,922,162     2,174,577
                                                                           -----------   -----------

Separate accounts                                                            6,802,985     4,795,165
Deferred acquisition costs                                                     579,567       350,088
Deferred federal income taxes                                                   11,296        74,478
Premium balances receivable                                                     26,184        22,420
Other assets                                                                   153,423        84,605
                                                                           -----------   -----------
     Total Assets                                                          $10,495,617   $ 7,501,333
                                                                           -----------   -----------

LIABILITIES
Future policy benefits and claims                                          $   989,576   $ 1,007,776
Contractholder funds                                                         1,631,611     1,117,819
Separate accounts                                                            6,802,985     4,795,165
Other liabilities                                                              211,441       114,408
                                                                           -----------   -----------
     Total Liabilities                                                       9,635,613     7,035,168
                                                                           -----------   -----------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
   30,000 issued and outstanding                                                 3,000         3,000
Additional paid-in capital                                                     417,316       167,316
Retained earnings                                                              426,066       335,161
Accumulated other changes in equity from non-owner sources                      13,622       (39,312)
                                                                           -----------   -----------
     Total Shareholder's Equity                                                860,004       466,165
                                                                           -----------   -----------

     Total Liabilities and Shareholder's Equity                            $10,495,617   $ 7,501,333
                                                                           ===========   ===========








                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
           STATEMENTS OF CHANGES IN RETAINED EARNINGS AND ACCUMULATED
                 OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                ($ in thousands)


STATEMENTS OF CHANGES IN RETAINED EARNINGS     2000         1999         1998
                                             ---------    ---------    ---------

Balance, beginning of year                   $ 335,161    $ 282,555    $ 225,070
Net income                                      90,905       52,606       57,485
                                             ---------    ---------    ---------
Balance, end of year                         $ 426,066    $ 335,161    $ 282,555
                                             =========    =========    =========

STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES

Balance, beginning of year                   $ (39,312)   $  87,889    $  70,277
Unrealized gains (losses), net of tax           52,934     (127,201)      17,612
                                             ---------    ---------    ---------
Balance, end of year                         $  13,622    $ (39,312)   $  87,889
                                             =========    =========    =========

SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES

Net Income                                   $  90,905    $  52,606    $  57,485
Other changes in equity from
     non-owner sources                          52,934     (127,201)      17,612
                                             ---------    ---------    ---------
Total changes in equity from
     non-owner sources                       $ 143,839    $ (74,595)   $  75,097
                                             =========    =========    =========







                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                ($ in thousands)


FOR THE YEARS ENDED DECEMBER 31,                                2000           1999           1998
                                                            -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Premiums collected                                     $    33,609    $    24,804    $    22,300
     Net investment income received                             186,362        150,107        146,158
     Benefits and claims paid                                   (96,890)       (94,503)       (90,872)
     Interest credited to contractholders                       (77,579)       (50,219)       (51,535)
     Operating expenses paid                                   (325,180)      (235,166)      (122,327)
     Income taxes paid                                          (38,548)       (29,369)       (25,214)
     Other, including fee income                                176,822         46,028         46,099
                                                            -----------    -----------    -----------
         Net Cash Used in Operating Activities                 (141,404)      (188,318)       (75,391)
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                       220,841        213,402        113,456
         Mortgage loans                                          28,477         28,002         25,462
     Proceeds from sales of investments
         Fixed maturities                                       843,856        774,096      1,095,976
         Equity securities                                       30,772          5,146          6,020
         Mortgage loans                                          15,260           --             --
         Real estate held for sale                                2,115           --             --
     Purchases of investments
         Fixed maturities                                    (1,564,237)    (1,025,110)    (1,320,704)
         Equity securities                                      (20,361)       (12,524)       (13,653)
         Mortgage loans                                         (17,016)        (8,520)       (39,158)
     Policy loans, net                                           (2,675)        (5,316)        (2,010)
     Short-term securities (purchases) sales, net              (166,259)        45,057         43,054
     Other investments (purchases) sales, net                       327        (44,621)         1,110
     Securities transactions in course of settlement, net        21,372         (7,033)        36,459
                                                            -----------    -----------    -----------
         Net Cash Used in Investing Activities                 (607,528)       (37,421)       (53,988)
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                               629,138        308,953        211,476
     Contractholder fund withdrawals                           (115,289)       (83,817)       (83,036)
     Contribution from parent company                           250,000           --             --
                                                            -----------    -----------    -----------
         Net Cash Provided by Financing Activities              763,849        225,136        128,440
                                                            -----------    -----------    -----------
Net increase (decrease) in cash                                  14,917           (603)          (939)
Cash at beginning of period                                          21            624            315
                                                            -----------    -----------    -----------
Cash at December 31,                                        $    14,938    $        21    $       624
                                                            ===========    ===========    ===========





                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies used in the preparation of the accompanying financial statements follow.

     BASIS OF PRESENTATION

     The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). The financial statements and accompanying footnotes of the Company are prepared in conformity with accounting principles generally accepted in the United States of America
     (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

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

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

     ACCOUNTING CHANGES

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (FAS 140). Provisions of FAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of FAS 125 are effective for transfers taking place after March 31, 2001. Special purpose entities
     (SPEs) used in securitizations that are currently qualifying SPEs under FAS 125 will continue to be treated as qualifying SPEs so long as they issue no new beneficial interests and accept no new asset transfers after March 31, 2001, other than transfers committed to prior to that date. Under FAS 140 qualifying SPEs are not consolidated by the transferor. It is not expected that there will be a significant effect on the Company's results of operations, financial condition or liquidity relating to a change in consolidation status for existing qualifying SPEs under FAS 140. FAS 140 also amends the accounting for collateral and requires new disclosures for collateral, securitizations, and retained interests in securitizations. These provisions are effective for financial statements for fiscal years ending after December 15, 2000. The accounting for collateral, as amended, requires (a) certain assets pledged as collateral to be separately reported in the consolidated balance sheet from assets not so encumbered and (b) disclosure of assets pledged as collateral that have not been reclassified and separately reported. The change in accounting for collateral did not have a significant effect on results of the Company's operations, financial condition or liquidity. See Note 2.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

     During the third quarter of 1998, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized or expensed. The adoption of SOP 98-1 had no impact on the Company's financial condition, statement of operations or liquidity.

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

     Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market. Impaired loans were insignificant at December 31, 2000 and 1999.

     Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost, which approximates market.

     Other invested assets include partnership investments and real estate joint ventures accounted for on the equity method of accounting. All changes in equity of these investments are recorded in net investment income. Also included in other invested assets are policy loans which are carried at the amount of the unpaid balances that are not in excess of the net cash surrender values of the related insurance policies. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

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

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments, including financial futures, options, forward contracts and interest rate swaps, as a means of hedging exposure to foreign currency, equity price changes and/or interest rate risk on anticipated transactions or existing assets and liabilities. Hedge accounting is generally used to account for derivatives. To qualify for hedge accounting the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment. Derivatives that do not qualify for hedge accounting are marked to market with the changes in market value reflected in realized investment gains (losses).

     Gains and losses arising from financial futures contracts are used to adjust the basis of hedged investments and are recognized in net investment income over the life of the investment.

     Payments to be received or made under interest rate swaps are accrued and recognized in net investment income. Swaps hedging investments are carried at fair value with unrealized gains and losses, net of taxes, charged or credited directly to shareholder's equity.

     Gains and losses arising from equity index options are marked to market with changes in market value reflected in realized investment gains (losses).

     Forward contracts, equity swaps and interest rate options were not significant at December 31, 2000 and 1999. Information concerning derivative financial instruments is included in Note 8.

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

     VALUE OF INSURANCE IN FORCE

     The value of insurance in force is an asset recorded at the time of acquisition of an insurance company. It represents the actuarially determined present value of anticipated profits to be realized from annuity contracts at the date of acquisition using the same assumptions that were used for computing related liabilities, where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at an interest rate of 16% for the annuity business acquired. The annuity contracts are amortized employing a level yield method. The value of insurance in force, which is included in other assets, is reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income.

     FUTURE POLICY BENEFITS

     Benefit reserves represent liabilities for future insurance policy benefits. Benefit reserves for life insurance and annuity policies have been computed based upon mortality, morbidity, persistency and interest assumptions applicable to these coverages, which range from 3.0% to 7.8%, including a provision for adverse deviation. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue and duration.

     CONTRACTHOLDER FUNDS

     Contractholder funds represent receipts from the issuance of universal life, certain individual annuity contracts, and structured settlement contracts. Contractholder fund balances are increased by such receipts and credited interest and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Interest rates credited to contractholder funds range from 3.5% to 10.0%.

     OTHER LIABILITIES

     Included in Other Liabilities is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. State guaranty fund assessments are based upon the Company's share of premium written or received in one or more years prior to an insolvency occurring in the industry. Once an insolvency has occurred, the Company recognizes a liability for such assessments if it is probable that an assessment will be imposed and the amount of the assessment can be reasonably estimated. At December 31, 2000 and 1999, the Company's liability for guaranty fund assessments was not significant.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     PERMITTED STATUTORY ACCOUNTING PRACTICES

     The Company, domiciled in the State of Connecticut, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the State of Connecticut Insurance Department. Prescribed statutory accounting practices include certain publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The impact of presently permitted accounting practices on the statutory surplus of the Company is not material.

     The NAIC recently completed a process intended to codify statutory accounting practices for certain insurance enterprises. As a result of this process, the NAIC issued a revised statutory Accounting Practices and Procedures Manual - version effective January 1, 2001 (the revised Manual) that will be effective for years beginning January 1, 2001. The State of Connecticut will require that, effective January 1, 2001, insurance companies domiciled in Connecticut prepare their statutory basis financial statements in accordance with the revised Manual subject to any deviations prescribed or permitted by the Connecticut insurance commissioner. Other states have addressed compliance with the revised Manual in a similar manner. The Company has estimated that the impact of this change on its statutory capital and surplus will not be significant.

     PREMIUMS

     Premiums are recognized as revenues when due. Reserves are established for the portion of premiums that will be earned in future periods.

     FEE INCOME

     Fee income includes mortality, administrative and equity protection charges, and management fees earned on the Universal Life and Deferred Annuity separate account businesses.

     OTHER REVENUES

     Other revenues include surrender, penalties and other charges.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued Statement of Financial Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" (FAS
     137), which allows entities that have not yet adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," which amends the accounting and reporting standards of FAS 133. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted the deferral provisions of FAS 137, effective January 1, 2000. The Company will adopt FAS 133, as amended, as of January 1, 2001.

     The Company has determined that the cumulative effect of FAS 133, as amended, will not be significant. The Company does, however, anticipate a significant and continuing increase in the complexity of the accounting and the recordkeeping requirements for hedging activities and for insurance-related contracts and may make changes to its risk management strategies. The Company does not expect that FAS 133, as amended, will have a significant impact on its results of operations, financial condition or liquidity in future periods.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


2.   INVESTMENTS

     FIXED MATURITIES

     The amortized cost and fair values of investments in fixed maturities were as follows:

                                                                            GROSS          GROSS
       DECEMBER 31, 2000                                   AMORTIZED      UNREALIZED      UNREALIZED       FAIR
       ($ in thousands)                                       COST          GAINS          LOSSES         VALUE
       -----------------                                   ---------      ----------      ----------      -----

       AVAILABLE FOR SALE:
            Mortgage-backed securities - CMOs and
            pass-through securities                        $  219,851     $    7,369     $    1,767     $  225,453
            U.S. Treasury securities and obligations
            of U.S. Government and government agencies
            and authorities                                   112,021         12,200            286        123,935
            Obligations of states and political
            subdivisions                                       30,583          2,698            329         32,952
            Debt securities issued by foreign
            governments                                        50,624          1,149            939         50,834
            All other corporate bonds                       1,403,462         33,805         26,904      1,410,363
            All other debt securities                         442,390         10,734          7,837        445,287
            Redeemable preferred stock                          9,007            853          1,543          8,317
                                                           ----------     ----------     ----------     ----------
                Total Available For Sale                   $2,267,938     $   68,808     $   39,605     $2,297,141
                                                           ----------     ----------     ----------     ----------


                                                                            GROSS           GROSS
       DECEMBER 31, 1999                                   AMORTIZED      UNREALIZED      UNREALIZED       FAIR
       ($ in thousands)                                      COST           GAINS           LOSSES        VALUE
       -----------------                                   ---------      ----------      ----------      -----

       AVAILABLE FOR SALE:
            Mortgage-backed securities - CMOs and
            pass-through securities                        $  211,864     $    2,103     $    7,818     $  206,149
            U.S. Treasury securities and obligations
            of U.S. Government and government agencies
            and authorities                                   116,082          2,613          3,704        114,991
            Obligations of states and political
            subdivisions                                       29,801              7          3,312         26,496
            Debt securities issued by foreign
            governments                                        44,159          2,813            198         46,774
            All other corporate bonds                       1,059,552          6,592         42,458      1,023,686
            All other debt securities                         297,911          5,065         10,353        292,623
            Redeemable preferred stock                          3,654             41            466          3,229
                                                           ----------     ----------     ----------     ----------
                Total Available For Sale                   $1,763,023     $   19,234     $   68,309     $1,713,948
                                                           ----------     ----------     ----------     ----------


     Proceeds from sales of fixed maturities classified as available for sale were $844 million, $774 million and $1.1 billion in 2000, 1999 and 1998, respectively. Gross gains of $22.4 million, $24.6

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     million and $32.6 million and gross losses of $34.1 million, $22.0 million and $17.0 million in 2000, 1999 and 1998, respectively were realized on those sales.

     Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote is not available amounted to $530.2 million and $486.2 million at December 31, 2000 and 1999, respectively.

     The amortized cost and fair value of fixed maturities available for sale at December 31, 2000, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 AMORTIZED         FAIR
       ($ in thousands)                             COST          VALUE
                                                 ----------     ----------

       MATURITY:
          Due in one year or less                $   51,478     $   51,005
          Due after 1 year through 5 years          638,112        646,327
          Due after 5 years through 10 years        675,953        679,957
          Due after 10 years                        682,544        694,399
                                                 ----------     ----------
                                                  2,048,087      2,071,688
                                                 ----------     ----------

          Mortgage-backed securities                219,851        225,453
                                                 ----------     ----------
              Total Maturity                     $2,267,938     $2,297,141
                                                 ----------     ----------

     The Company makes significant investments in collateralized mortgage obligations (CMOs). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches, which are protected against prepayment risk, including planned amortization class (PAC) tranches. Prepayment protected tranches are preferred because they provide stable cash flows in a variety of interest rate scenarios. The Company does invest in other types of CMO tranches if an assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

     At December 31, 2000 and 1999, the Company held CMOs with a fair value of $189.4 million and $167.7 million, respectively. The Company's CMO holdings were 55.4% and 65.9% collateralized by GNMA, FNMA or FHLMC securities at December 31, 2000 and 1999, respectively.

     The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally receives cash collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     reinvests in a short-term investment pool. See Note 10. The loaned securities remain a recorded asset of the Company, however, the Company records a liability for the amount of the collateral held, representing its obligation to return the collateral related to these loaned securities, and reports that liability as part of other liabilities in the consolidated balance sheet. At December 31, 2000 and 1999, the Company held collateral of $50.7 million and $38.2 million, respectively.

     EQUITY SECURITIES

     The cost and fair values of investments in equity securities were as follows:

                                                             GROSS       GROSS
        EQUITY SECURITIES:                                UNREALIZED   UNREALIZED      FAIR
        ($ in thousands)                        COST         GAINS       LOSSES        VALUE
                                               -------      -------      -------      -------

       DECEMBER 31, 2000
          Common stocks                        $ 2,861      $    29      $   845      $ 2,045
          Non-redeemable preferred stocks       21,150          480        1,124       20,506
                                               -------      -------      -------      -------
              Total Equity Securities          $24,011      $   509      $ 1,969      $22,551
                                               -------      -------      -------      -------

       DECEMBER 31, 1999
          Common stocks                        $ 4,966      $   730      $   256      $ 5,440
          Non-redeemable preferred stocks       29,407          533        2,211       27,729
                                               -------      -------      -------      -------
              Total Equity Securities          $34,373      $ 1,263      $ 2,467      $33,169
                                               -------      -------      -------      -------

     Proceeds from sales of equity securities were $30.8 million, $5.1 million and $6.0 million in 2000, 1999 and 1998, respectively. Gross gains of $3.3 million, $1.5 million and $2.6 million and gross losses of $.3 million, $.3 million and $.8 million were realized on those sales during 2000, 1999 and 1998, respectively.

     MORTGAGE LOANS

     Underperforming assets include delinquent mortgage loans over 90 days past due, loans in the process of foreclosure and loans modified at interest rates below market.

     At December 31, 2000 and 1999, the Company's mortgage loan portfolios consisted of the following:

            ($ in thousands)                        2000          1999
                                                --------      --------
            Current Mortgage Loans              $132,768      $151,814
            Underperforming Mortgage Loans          --           3,905
                                                --------      --------
                 Total                          $132,768      $155,719
                                                --------      --------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Aggregate annual maturities on mortgage loans at December 31, 2000 are as follows:

       ($ in thousands)

       2001                       $ 17,550
       2002                          8,990
       2003                          5,089
       2004                          8,475
       2005                          6,277
       Thereafter                   86,387
                                  --------
           Total                  $132,768
                                  ========


     CONCENTRATIONS

     Significant individual investment concentrations included $52.8 million and $63.2 million in the Tishman Speyer Joint Venture at December 31, 2000 and 1999, respectively.

     The Company participates in a short-term investment pool maintained by an affiliate. See Note 10.

     Included in fixed maturities are below investment grade assets totaling $143.8 million and $141.4 million at December 31, 2000 and 1999, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds and notes that are classified as below investment grade.

     The Company's industry concentrations of investments, primarily fixed maturities, at fair value were as follows:

       ($ in thousands)               2000              1999
                                    --------          --------
       Banking                      $222,984          $152,848
       Finance                       204,994           103,385
                                    --------          --------

     The Company held investments in foreign banks in the amount of $139 million and $125 million at December 31, 2000 and 1999, respectively, which are included in the table above.

     Below investment grade assets included in the preceding table were not significant.

     Mortgage loan investments are relatively evenly disbursed throughout the United States, with no significant holdings in any one state or property type.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     NON-INCOME PRODUCING INVESTMENTS

     Investments included in the December 31, 2000 and 1999 balance sheets that were non-income producing were insignificant.

     RESTRUCTURED INVESTMENTS

     Mortgage loan and debt securities which were restructured at below market terms at December 31, 2000 and 1999 were insignificant. The new terms of restructured investments typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such assets was insignificant. Interest on these assets, included in net investment income, was insignificant.

     NET INVESTMENT INCOME

       FOR THE YEAR ENDED DECEMBER 31,
       ($ in thousands)                                2000          1999          1998
                                                     --------      --------      --------

       GROSS INVESTMENT INCOME
           Fixed maturities                          $163,091      $136,039      $130,825
           Joint ventures and partnerships             34,574        22,175        22,107
           Mortgage loans                              14,776        16,126        15,969
           Other                                        4,398         4,417         3,322
                                                     --------      --------      --------
              Total Gross Investment Income           216,839       178,757       172,223
                                                     --------      --------      --------
       Investment expenses                              2,665         1,578         1,220
                                                     --------      --------      --------
       Net investment income                         $214,174      $177,179      $171,003
                                                     --------      --------      --------

     REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)

     Net realized investment gains (losses) for the periods were as follows:

       FOR THE YEAR ENDED DECEMBER 31,
       ($ in thousands)                                        2000           1999           1998
                                                             --------       --------       --------

       REALIZED
            Fixed maturities                                 $(11,742)      $  2,657       $ 15,620
            Joint ventures and partnerships                    (1,909)       (10,450)           529
            Mortgage Loans                                      3,825            602            623
            Other                                               2,430          2,218          1,721
                                                             --------       --------       --------
               Total Realized Investment Gains (Losses)      $ (7,396)      $ (4,973)      $ 18,493
                                                             --------       --------       --------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Changes in net unrealized investment gains (losses) that are included as accumulated other changes in equity from non-owner sources in shareholder's equity were as follows:

       FOR THE YEAR ENDED DECEMBER 31,
       ($ in thousands)                                         2000            1999            1998
                                                              ---------       ---------       ---------

       UNREALIZED
          Fixed maturities                                    $  78,278       $(180,409)      $  24,336
          Other                                                   3,159         (15,285)          2,760
                                                              ---------       ---------       ---------
              Total unrealized investment gains (losses)         81,437        (195,694)         27,096
          Related taxes                                          28,503         (68,493)          9,484
                                                              ---------       ---------       ---------
          Change in unrealized investment gains (losses)         52,934        (127,201)         17,612
          Balance beginning of year                             (39,312)         87,889          70,277
                                                              ---------       ---------       ---------
              Balance End of Year                             $  13,622       $ (39,312)      $  87,889
                                                              ---------       ---------       ---------


3.   REINSURANCE

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

     Total in-force business ceded under reinsurance contracts is $17.4 billion and $12.8 billion at December 31, 2000 and 1999, including $28.9 million and $62.8 million, respectively to TIC. Total life insurance premiums ceded were $8.9 million, $6.5 million and $4.2 million in 2000, 1999 and 1998, respectively. Ceded premiums paid to TIC were immaterial for these same periods.

4.   DEPOSIT FUNDS AND RESERVES

     At December 31, 2000 and 1999, the Company had $2.6 billion and $2.1 billion of life and annuity deposit funds and reserves, respectively. Of that total, $1.4 billion and $1.4 billion, respectively, were not subject to discretionary withdrawal based on contract terms. The remaining amounts were life and annuity products that were subject to discretionary withdrawal by the contractholders. Included in the amount that is subject to discretionary withdrawal were $.9 billion and $.5 billion of liabilities that are surrenderable with market value adjustments. The remaining $.3 billion and $.2 billion of life insurance and individual annuity liabilities are subject to discretionary withdrawals with an average surrender charge of 5.4% and 4.9%, respectively. The life insurance risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

5.   FEDERAL INCOME TAXES

     The net deferred tax assets at December 31, 2000 and 1999 were comprised of the tax effects of temporary differences related to the following assets and liabilities:

       ($ in thousands)                                                      2000            1999
                                                                          ---------       ---------
       Deferred Tax Assets:
          Benefit, reinsurance and other reserves                         $ 192,772       $ 161,629
          Investments, net                                                        0          14,270
          Other                                                               2,510           2,394
                                                                          ---------       ---------
              Total                                                         195,282         178,293
                                                                          ---------       ---------

       Deferred Tax Liabilities:
          Investments, net                                                  (16,956)           --
          Deferred acquisition costs and value of insurance in force       (165,671)       (100,537)
          Other                                                              (1,359)         (1,208)
                                                                          ---------       ---------
              Total                                                        (183,986)       (101,745)
                                                                          ---------       ---------

       Net Deferred Tax Asset Before Valuation Allowance                     11,296          76,548
       Valuation Allowance for Deferred Tax Assets                                0          (2,070)
                                                                          ---------       ---------

       Net Deferred Tax Asset After Valuation Allowance                   $  11,296       $  74,478
                                                                          ---------       ---------


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

     The elimination of the valuation allowance for deferred tax assets in 2000 resulted from an analysis of the availability of capital gains to offset capital losses. In management's opinion, there will be adequate capital gains to make realization of existing capital losses more likely than not. The reduction in the valuation allowance was recognized by reducing goodwill.

     In management's judgment, the $11.3 million net deferred tax asset as of December 31, 2000, is fully recoverable against expected future years' taxable ordinary income and capital gains. At December 31, 2000, the Company had no ordinary or capital loss carryforwards.

     The policyholders surplus account, which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account is approximately $2.1 million. Income taxes are not provided for on this amount because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this account. At current rates the maximum amount of such tax would be approximately $700 thousand.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

6.   SHAREHOLDER'S EQUITY

     SHAREHOLDER'S EQUITY AND DIVIDEND AVAILABILITY

     The Company's statutory net loss was $(66.2) million, $(23.4) million and $(3.2) million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Statutory capital and surplus was $476 million and $294 million at December 31, 2000 and 1999, respectively.

     Effective January 1, 2001, the Company will prepare its statutory basis financial statements in accordance with the revised Manual subject to any deviations prescribed or permitted by its domicilary insurance commissioners (see Note 1, Summary of Significant Accounting Policies, Permitted Statutory Accounting Practices). The Company has estimated that the impact of this change on statutory capital and surplus will not be significant.

     The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The Company does not have surplus available to pay dividends to TIC in 2001 without prior approval of the Connecticut Insurance Department.

     In 2000, TIC contributed $250 million as additional paid-in capital to the Company.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


ACCUMULATED OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES, NET OF TAX

Changes in each component of Accumulated Other Changes in Equity from Non-Owner Sources were as follows:


                                                      NET                             ACCUMULATED
                                                      UNREALIZED       FOREIGN        OTHER CHANGES
                                                      GAIN (LOSS) ON   CURRENCY       IN EQUITY FROM
                                                      INVESTMENT       TRANSLATION    NON-OWNER
($ in thousands)                                      SECURITIES       ADJUSTMENT     SOURCES
                                                      --------------   -----------    --------------

BALANCE, JANUARY 1, 1998                               $  70,277       $    --        $  70,277
Unrealized gains on investment securities,
   Net of tax of $15,957                                  29,632            --           29,632
Less: reclassification adjustment for gains
   Included in net income, net of tax of $(6,473)        (12,020)           --          (12,020)
                                                       ---------       ---------      ---------
CURRENT PERIOD CHANGE                                     17,612            --           17,612
                                                       ---------       ---------      ---------

BALANCE, DECEMBER 31, 1998                                87,889            --           87,889
Unrealized loss on investment securities,
   Net of tax of $(70,234)                              (130,433)           --         (130,433)
Less: reclassification adjustment for losses
  Included in net income, net of tax of $1,741             3,232            --            3,232
                                                       ---------       ---------      ---------
CURRENT PERIOD CHANGE                                   (127,201)           --         (127,201)
                                                       ---------       ---------      ---------

BALANCE, DECEMBER 31, 1999                               (39,312)           --          (39,312)
Unrealized gains on investment securities,
   Net of tax of $25,914                                  48,127            --           48,127
Less: reclassification adjustment for losses
   Included in net income, net of tax of $2,589            4,807            --            4,807
                                                       ---------       ---------      ---------
CURRENT PERIOD CHANGE                                     52,934            --           52,934
                                                       ---------       ---------      ---------
BALANCE, DECEMBER 31, 2000                             $  13,622       $    --        $  13,622
                                                       =========       =========      =========


7.   BENEFIT PLANS

     PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by Citigroup. In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by The Travelers Insurance Group Inc. (TIGI), TIC's direct parent. The Company's share of net expense for the qualified pension and other postretirement benefit plans was not significant for 2000, 1999 and 1998.

     401(K) SAVINGS PLAN

     Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. The Company's expenses in connection with the 401(k) savings plan were not significant in 2000, 1999 and 1998.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


8.   DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments, including financial futures, interest rate swaps, equity swaps, options and forward contracts as a means of hedging exposure to interest rate, equity price, and foreign currency risk on anticipated transactions or existing assets and liabilities. The Company does not hold or issue derivative instruments for trading purposes. These derivative financial instruments have off-balance sheet risk. Financial instruments with off-balance sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the balance sheet.

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

     The Company uses exchange-traded financial futures contracts to manage its exposure to changes in interest rates that arise from the sale of certain insurance and investment products, or the need to reinvest proceeds from the sale or maturity of investments. To hedge against adverse changes in interest rates, the Company enters long or short positions in financial futures contracts which offset asset price changes resulting from changes in market interest rates until an investment is purchased or a product is sold.

     Margin payments are required to enter a futures contract and contract gains or losses are settled daily in cash. The contract amount of futures contracts represents the extent of the Company's involvement, but not future cash requirements, as open positions are typically closed out prior to the delivery date of the contract.

     At December 31, 2000 and 1999, the Company held financial futures contracts with notional amounts of $89.9 million and $48.7 million, respectively. The deferred gains and/or losses on these contracts were not significant at December 31, 2000 and 1999. At December 31, 2000 and 1999, the Company's futures contracts had no fair value because these contracts are marked to market and settled in cash daily.

     The Company enters into interest rate swaps in connection with other financial instruments to provide greater risk diversification and better match assets and liabilities. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date. Swap agreements are not exchange-traded so they are subject to the risk of default by the counterparty.

     As of December 31, 2000 and 1999, the Company held interest rate swap contracts with notional amounts of $279.0 million and $231.1 million, respectively. The fair value of these financial instruments was $2.0 million (loss position) at December 31, 2000, and was $9.5 million (loss position) at December 31, 1999. The fair values were determined using the discounted cash flow method. At December 31, 2000 and 1999, the Company held swap contracts with affiliate counterparties, included above, with a notional amount of $37.0 million and $43.7 million and a fair value of $1.8 million (loss position) and $4.7 million (loss position), respectively.

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

     At December 31, 2000 and 1999, the Company held equity option contracts with notional amounts of $291.5 million and $275.4 million, respectively. The fair value of these financial instruments was $6.9 million (gain position) and $32.6 million (gain position) at December 31, 2000 and 1999, respectively. The fair value of these contracts represents the estimated replacement cost as quoted by independent third party brokers.

     The off-balance sheet risks of interest rate options, equity swaps and forward contracts were not significant at December 31, 2000 and 1999.

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships and joint ventures. The off-balance sheet risk of these financial instruments was not significant at December 31, 2000 and 1999.

     FAIR VALUE OF CERTAIN FINANCIAL INSTRUMENTS

     The Company uses various financial instruments in the normal course of its business. Fair values of financial instruments that are considered insurance contracts are not required to be disclosed and are not included in the amounts discussed.

     At December 31, 2000, investments in fixed maturities had a carrying value and a fair value of $2.3 billion compared with a carrying value and a fair value of $1.8 billion and $1.7 billion, respectively, at December 31, 1999. See Notes 1 and 2.

     At December 31, 2000, mortgage loans had a carrying value of $132.7 million and a fair value of $134.1 million and in 1999 had a carrying value of $155.7 million and a fair value of $156.0 million.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

     The carrying values of short-term securities were $247.4 million and $81.1 million in 2000 and 1999, respectively, which approximated their fair values. Policy loans which are included in other invested assets had carrying values of $12.9 million and $10.2 million in 2000 and 1999, respectively, which also approximated their fair values.

     The carrying values of $101.4 million and $57.6 million of financial instruments classified as other assets approximated their fair values at December 31, 2000 and 1999, respectively. The carrying values of $173.5 million and $100.2 million of financial instruments classified as other liabilities also approximated their fair values at December 31, 2000 and 1999, respectively. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

     At December 31, 2000, contractholder funds with defined maturities had a carrying value of $1,204 million and a fair value of $1,170 million, compared with a carrying value of $879 million and a fair value of $781 million at December 31, 1999. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $583 million and a fair value of $477 million at December 31, 2000, compared with a carrying value of $482 million and a fair value of $409 million at December 31, 1999. These contracts generally are valued at surrender value.

9.   COMMITMENTS AND CONTINGENCIES

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     See Note 8.

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

10.  RELATED PARTY TRANSACTIONS

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     advisory and management services, data processing services and claims processing services are provided by affiliated companies. Charges for these services are shared by the companies on cost allocation methods based generally on estimated usage by department.

     TIC maintains a short-term investment pool in which the Company participates. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 2000 and 1999, the pool totaled approximately $4.4 billion and $2.6 billion, respectively. The Company's share of the pool amounted to $172.5 million and $31.4 million at December 31, 2000 and 1999, respectively, and is included in short-term securities in the balance sheet.

     In the normal course of business, management of both the Company and TIC conducts reviews of the investment portfolios of each company to properly match assets with liabilities. As a result of these reviews, the Company sold $100 million of investments to TIC at arm's length, with a related loss of $1.3 million.

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

     The Company sold structured settlement annuities to the insurance affiliates of Travelers Property Casualty Corp. (TPC). During 1998 it was decided to use TIC as the primary issuer of structured settlement annuities and the Company as the assignment company. Policy reserves and contractholder fund liabilities associated with these structured settlements were $726 million and $766 million at December 31, 2000 and 1999, respectively.

     The Company began distributing variable annuity products through its affiliate, Salomon Smith Barney (SSB) in 1995. Premiums and deposits related to these products were $1.6 billion, $1.1 billion and $932.1 million in 2000, 1999 and 1998, respectively. In 1996, the Company began marketing various life products through SSB as well. Premiums related to such products were $59.3 million, $40.8 million and $44.5 million in 2000, 1999 and 1998, respectively.

     During 1998, the Company began distributing deferred annuity products through its affiliates Primerica Financial Services (Primerica), CitiStreet Retirement Services (formerly The Copeland Companies), a division of CitiStreet, a joint venture between Citigroup and State Street Bank, and Citibank, N.A. (Citibank). Deposits received from Primerica were $844 million, $763 million and $216 million in 2000, 1999 and 1998 respectively. Deposits from Citibank and CitiStreet Retirement Services were $131 million and $220 million, respectively for 2000, and were insignificant in 1999 and 1998.

     The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and key employees. To further encourage employee stock ownership, Citigroup introduced the WealthBuilder stock option program during 1997. Under this program, all employees meeting certain requirements are granted Citigroup stock options.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     Most leasing functions for TIGI and its subsidiaries are handled by TPC. Rent expense related to these leases is shared by the companies on a cost allocation method based generally on estimated usage by department. The Company's rent expense was insignificant in 2000, 1999 and 1998.

     At December 31, 2000 and 1999, the Company had investments in Tribeca Investments LLC, an affiliate of the Company, in the amounts of $29.4 million and $22.3 million, respectively.

     The Company also had investments in an affiliated joint venture, Tishman Speyer, in the amount of $52.8 million and $63.2 million at December 31, 2000 and 1999, respectively.

     The Company has other affiliated investments. The individual investment with any one affiliate was insignificant at December 31, 2000 and 1999.

11.  RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

     The following table reconciles net income to net cash used in operating activities:

       FOR THE YEAR ENDED DECEMBER 31,                                  2000            1999            1998
       ($ in thousands)                                                 ----            ----            ----

       Net Income From Continuing Operations                         $  90,905       $  52,606       $  57,485
          Adjustments to reconcile net income to cash used in
          operating activities:
              Realized (gains) losses                                    7,396           4,973         (18,493)
              Deferred federal income taxes                             36,748           6,410          11,783
              Amortization of deferred policy acquisition costs         68,254          38,902          15,956
              Additions to deferred policy acquisition costs          (297,733)       (211,182)       (120,278)
              Investment income accrued                                (27,812)        (27,072)         (3,821)
              Premium balances                                            (332)           (466)         (6,786)
              Insurance reserves                                       (18,487)        (16,431)         (8,431)
              Other                                                       (343)        (36,058)         (2,806)
                                                                     ---------       ---------       ---------
              Net cash used in operations                            $(141,404)      $(188,318)      $ (75,391)
                                                                     ---------       ---------       ---------


12.  NON-CASH INVESTING AND FINANCING ACTIVITIES

     There were no significant non-cash investing and financing activities for 2000, 1999 and 1998.

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

     (2)  Financial Statement Schedules. See index on page 39 of this report.

     (3)  Exhibits. See Exhibit Index on page 37.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2001.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                  (Registrant)


         By:  /s/Glenn D. Lammey
              ----------------------------------------
              Glenn D. Lammey
              Executive Vice President,
              Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2001.


SIGNATURE                      CAPACITY
---------                      --------

/s/ George C. Kokulis          Director, Chief Executive Officer
---------------------------    (Principal Executive Officer)
(George C. Kokulis)

/s/ Glenn D. Lammey            Director, Chief Financial Officer and Chief Accounting Officer
---------------------------    (Principal Financial Officer and Principal Accounting Officer)
(Glenn D. Lammey)

/s/ Marla Berman Lewitus       Director
---------------------------
(Marla Berman Lewitus)

/s/ Katherine M. Sullivan      Director
---------------------------
(Katherine M. Sullivan)


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
     Statements of Cash Flows                                                  *
     Notes to Financial Statements                                             *

Independent Auditors' Report                                                  40

Schedule I - Summary of Investments - Other than Investments in
  Related Parties 2000                                                        41

Schedule III - Supplementary Insurance Information 1998-2000                  42

Schedule IV - Reinsurance 1998-2000                                           43



All other schedules are inapplicable for this filing.





* See index on page 9.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
The Travelers Life and Annuity Company:

Under date of January 16, 2001, we reported on the balance sheets of The Travelers Life and Annuity Company as of December 31, 2000 and 1999, and the related statements of income, changes in retained earnings and accumulated other changes in equity from non-owner sources and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in this Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Hartford, Connecticut
January 16, 2001

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2000
                                ($ in thousands)

                                                                                              AMOUNT SHOWN IN
TYPE OF INVESTMENT                                              COST           VALUE         BALANCE SHEET (1)
                                                             ----------      ----------      -----------------
Fixed Maturities:
   Bonds:
     U.S. Government and government agencies and
     authorities                                             $  202,815      $  218,585         $  218,585
     States, municipalities and political subdivisions           30,583          32,952             32,952
     Foreign governments                                         50,624          50,834             50,834
     Public utilities                                           170,977         172,059            172,059
     Convertible bonds and bonds with warrants attached          28,128          27,380             27,380
     All other corporate bonds                                1,775,804       1,787,014          1,787,014
                                                             ----------      ----------         ----------
       Total Bonds                                            2,258,931       2,288,824          2,288,824
   Redeemable Preferred Stocks                                    9,007           8,317              8,317
                                                             ----------      ----------         ----------
     Total Fixed Maturities                                   2,267,938       2,297,141          2,297,141
                                                             ----------      ----------         ----------

Equity Securities:
   Common Stocks:
     Industrial, miscellaneous and all other                      2,861           2,045              2,045
                                                             ----------      ----------         ----------
         Total Common Stocks                                      2,861           2,045              2,045
   Non-Redeemable Preferred Stocks                               21,150          20,506             20,506
                                                             ----------      ----------         ----------
     Total Equity Securities                                     24,011          22,551             22,551
                                                             ----------      ----------         ----------

Mortgage Loans                                                  132,768                            132,768
Policy Loans                                                     12,895                             12,895
Short-Term Securities                                           247,377                            247,377
Other Investments (2) (3)                                       161,793                            155,891
                                                             ----------                         ----------
     Total Investments                                       $2,846,782                         $2,868,623
                                                             ==========                         ==========

(1) Determined in accordance with methods described in Notes 1 and 2 of Notes to Financial Statements.

(2)  Excludes investments in related parties of $53,539.

(3) Includes derivatives marked to market and recorded at fair value in the balance sheet.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                    1998-2000
                                ($ in thousands)



                           FUTURE POLICY                            BENEFITS,
                           BENEFITS, LOSSES,            NET         CLAIMS, LOSSES                              OTHER
         DEFERRED POLICY   CLAIMS AND LOSS    PREMIUM   INVESTMENT  AND SETTLEMENT   AMORTIZATION OF DEFERRED   OPERATING   PREMIUMS
        ACQUISITION COSTS  EXPENSES (1)       REVENUE   INCOME      EXPENSES (2)     POLICY ACQUISITION COSTS   EXPENSES    WRITTEN
        -----------------  -----------------  -------   ----------  --------------   ------------------------   ---------   --------

2000        $579,567         $2,621,187       $33,941   $214,174      $155,982               $68,254            $14,095     $33,941

1999        $350,088         $2,125,595       $25,270   $177,179      $134,288               $38,902            $11,326     $25,270

1998        $177,808         $1,910,582       $23,677   $171,003      $132,906               $15,956            $5,012      $23,677


(1)  Includes contractholder funds.

(2)  Includes interest credited on contractholder funds.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE IV
                                   REINSURANCE
                                ($ in thousands)

                                                                                                 PERCENTAGE
                                               CEDED TO           ASSUMED                        OF AMOUNT
                                                 OTHER          FROM OTHER            NET        ASSUMED TO
                            GROSS AMOUNT       COMPANIES         COMPANIES          AMOUNT           NET
                            ------------      -----------       ----------       -----------     ----------

                                              2000
                                              ----

Life Insurance In Force      $21,637,160      $17,355,206         $  --          $ 4,281,954          --%
Premiums:
     Annuity                 $     6,034      $      --           $  --          $     6,034
     Individual Life              36,770            8,863            --               27,907
                             -----------      -----------         -------        -----------
         Total Premiums      $    42,804      $     8,863         $  --          $    33,941          --%
                             ===========      ===========         =======        ===========

                                              1999
                                              ----

Life Insurance In Force      $15,597,352      $12,839,072         $  --          $ 2,758,280          --%
Premiums:
     Annuity                 $     1,317      $      --           $  --          $     1,317
     Individual life              30,502            6,549            --               23,953
                             -----------      -----------         -------        -----------
         Total Premiums      $    31,819      $     6,549         $  --          $    25,270          --%
                             ===========      ===========         =======        ===========

                                              1998
                                              ----

Life Insurance In Force      $10,709,709      $ 8,829,229         $  --          $ 1,880,480          --%
Premiums:
     Annuity                 $     5,557      $      --           $  --          $     5,557
     Individual life              22,340            4,220            --               18,120
                             -----------      -----------         -------        -----------
         Total Premiums      $    27,897      $     4,220         $  --          $    23,677          --%
                             ===========      ===========         =======        ===========