Form 10-Q
period 2001-03-31
TRAVELERS LIFE & ANNUITY CO
filed 2001-05-14
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                       ---
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                    Yes     X                 No
                    -----------          -----------

As of the date hereof, there were outstanding 30,000 shares of common stock, par value $100 per share, of the registrant, all of which were owned by The Travelers Insurance Company, an indirect wholly owned subsidiary of Citigroup Inc.


                            REDUCED DISCLOSURE FORMAT

The registrant meets the condition set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----

ITEM 1.  FINANCIAL STATEMENTS

Condensed Statements of Income for the
Three Months Ended March 31, 2001 and 2000 (unaudited)....................3

Condensed Balance Sheets as of March 31, 2001 (unaudited) and
December 31, 2000.........................................................4

Condensed Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Nonowner Sources
for the Three Months Ended March 31, 2001 and 2000 (unaudited)............5

Condensed Statements of Cash Flows for the
Three Months Ended March 31, 2001 and 2000 (unaudited)....................6

Notes to Condensed Financial Statements (unaudited).......................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................9


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................11



SIGNATURES...............................................................12

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                ($ in thousands)



                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2001             2000
----------------------------------------------------------------------------------------
REVENUES
Premiums                                                        $  8,953          $6,769
Net investment income                                             56,144          49,163
Realized investment gains (losses)                                20,805          (9,249)
Fee income                                                        37,357          28,843
Other revenues                                                     4,614           2,075
----------------------------------------------------------------------------------------
     Total Revenues                                              127,873          77,601
----------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
Current and future insurance benefits                             23,774          17,911
Interest credited to contractholders                              25,719          16,205
Amortization of deferred acquisition costs                        19,865          14,498
Operating expenses                                                 5,780           3,583
----------------------------------------------------------------------------------------
     Total Benefits and Expenses                                  75,138          52,197
----------------------------------------------------------------------------------------
Income before federal income taxes and cumulative effect of
    change in accounting principle                                52,735          25,404

Federal income taxes                                              18,383           8,878
----------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting
    principle                                                     34,352          16,526
Cumulative effect of change in accounting for derivative
    instruments and hedging activities, net of tax                   (62)             --
----------------------------------------------------------------------------------------
Net income                                                       $34,290         $16,526
========================================================================================














                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                ($ in thousands)


                                                             MARCH 31, 2001            DECEMBER 31, 2000
                                                              (UNAUDITED)
--------------------------------------------------------------------------------------------------------
ASSETS
Investments (including $56,466 and $49,465 subject to
   securities lending agreements)                               $3,147,230                  $2,922,162
Separate accounts                                                6,505,680                   6,802,985
Deferred acquisition costs                                         633,793                     579,567
Other assets                                                       202,795                     190,903
--------------------------------------------------------------------------------------------------------
     Total Assets                                              $10,489,498                 $10,495,617
--------------------------------------------------------------------------------------------------------
LIABILITIES
Future policy benefits                                          $1,041,824                    $989,576
Contractholder funds                                             1,809,516                   1,631,611
Separate accounts                                                6,505,680                   6,802,985
Other liabilities                                                  221,114                     211,441
--------------------------------------------------------------------------------------------------------
     Total Liabilities                                           9,578,134                   9,635,613
--------------------------------------------------------------------------------------------------------
SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
     30,000 issued and outstanding                                   3,000                       3,000
Additional paid-in capital                                         417,316                     417,316
Retained earnings                                                  460,356                     426,066
Accumulated other changes in equity from nonowner sources           30,692                      13,622
--------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                    911,364                     860,004
--------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholder's Equity                $10,489,498                 $10,495,617
========================================================================================================


















                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
            CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS AND
            ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
                                   (UNAUDITED)
                                ($ in thousands)




                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
---------------------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS                          2001              2000
---------------------------------------------------------------------------------------------
Balance, beginning of period                                        $426,066         $335,161
Net income                                                            34,290           16,526
---------------------------------------------------------------------------------------------
Balance, end of period                                              $460,356         $351,687
=============================================================================================
STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
---------------------------------------------------------------------------------------------
Balance, beginning of period                                         $13,622        $(39,312)
Cumulative effect of change in accounting for derivative
    instruments and hedging activities, net of tax                        62              --
Unrealized gains, net of tax                                           15,131          13,587
Hedging activities, net of tax                                         1,877              --
---------------------------------------------------------------------------------------------
Balance, end of period                                               $30,692        $(25,725)
=============================================================================================
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
---------------------------------------------------------------------------------------------
Net income                                                           $34,290         $16,526

Other changes in equity from nonowner sources                         17,070          13,587
---------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources                        $51,360         $30,113
=============================================================================================
















                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ in thousands)


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              2001                  2000
---------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                        $(48,050)              $(13,515)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                      11,989                 61,826
         Mortgage loans                                         4,618                  3,602
     Proceeds from sales of investments
         Fixed maturities                                     374,444                264,914
         Equity securities                                      3,469                  6,123
     Purchases of investments
         Fixed maturities                                    (556,082)              (412,148)
         Equity securities                                       (969)                (7,544)
         Mortgage loans                                          (368)                (6,113)
     Policy loans, net                                         (1,784)                  (356)
     Short-term securities (purchases) sales, net               9,191                (41,829)
     Other investment (purchases) sales, net                   (1,803)                12,880
     Securities transactions in course of settlement, net      26,866                 28,763
---------------------------------------------------------------------------------------------
     Net cash used in investing activities                   (130,429)               (89,882)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                             219,114                137,116
     Contractholder fund withdrawals                          (41,209)               (24,957)
---------------------------------------------------------------------------------------------
     Net cash provided by financing activities                177,905                112,159
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                  (574)                 8,762

Cash at beginning of period                                   $14,938                   $ 21
---------------------------------------------------------------------------------------------
Cash at end of period                                         $14,364                 $8,783
---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid (received)                            $(25,256)                $1,748
=============================================================================================









                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The condensed financial statements and accompanying footnotes of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted.

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2.   CHANGES IN ACCOUNTING PRINCIPLES & ACCOUNTING STANDARDS NOT YET ADOPTED

     Accounting for Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. As a result of adopting FAS 133, the Company recorded a charge of $62 thousand after tax, reflected as a cumulative catch-up adjustment in the condensed statement of income and a benefit of $62 thousand after tax, reflected as cumulative catch-up adjustment in the accumulated other changes in equity from nonowner sources section of stockholder's equity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets

     In January 2001, the FASB Emerging Issues Task force (EITF) finalized guidance on EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. It is effective for all fiscal quarters beginning after March 15, 2001. The recognition of impairment resulting from adoption of EITF 99-20 is to be recorded as a cumulative catch-up adjustment as of the beginning of the fiscal quarter in which it is adopted. Interest income on beneficial interest falling within the scope of EITF 99-20 is to be recognized prospectively. The Company does not expect the EITF to have a material effect on its results of operations, financial condition or liquidity.

3.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $476 million at December 31, 2000. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The Company does not have surplus available to pay dividends to TIC in 2001 without prior approval of the Connecticut Insurance Department.


4.   COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS ($ in millions)

FOR THE THREE MONTHS ENDED MARCH 31,

                                             2001                 2000
                                             ----                 ----
Revenues                                   $127.9                $77.6

Net income (1)                              $34.3                $16.5

(1) Includes net realized investment gains/(losses) of $13.5 million and $(6.0) million in 2001 and 2000, respectively.

The Travelers Life and Annuity Company (the Company) offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. These products are distributed primarily through Salomon Smith Barney (SSB), Primerica Financial Services (Primerica), affiliates of the Company, and a nationwide network of independent financial professionals. In addition, the Company distributes these products through CitiStreet Retirement Services and Citibank, N.A. (Citibank), affiliates of the Company. The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

Net income for the three months ended March 31, 2001 was $34.3 million, compared to $16.5 million for the three months ended March 31, 2000. Operating income, defined as income before net realized gains or losses on investments, decreased 8% to $20.8 million for the first quarter of 2001 from $22.5 million for the prior year quarter. This decrease in operating income resulted from favorable mortality in first quarter 2000, which is almost entirely offset by higher net investment income driven by business volumes. This business volume growth is reflected in the 30% growth in fee income from $28.8 million in 2000 to $37.4 million in 2001. This business volume growth also contributed to the 44% increase in benefits and expenses, and in particular interest credited to contractholders and amortization of deferred acquisition costs.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY




PREMIUMS AND DEPOSITS ($ in millions)

FOR THE THREE MONTHS ENDED MARCH 31,

                                                 2001             2000
                                                 ----             ----
Individual Annuity                               $740             $752
Individual Life                                    71               42
Other Annuity                                       2                1
                                                 ----             ----
                                    Total        $813             $795
                                                 ====             ====

The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

Individual annuity premiums and deposits continue to reflect the cross-selling initiatives at Citigroup affiliates and growth in non-proprietary distribution channels.

The individual life premiums grew 69% to $71 million in 2001 versus $42 million reflecting strong traditional agency universal life production.

Policyholder benefit reserves, contractholder funds and separate account reserves totaled $9.4 billion at March 31, 2001, up from $7.8 billion at March 31, 2000 primarily as a result of growth in the variable annuity separate account business included in individual annuities.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 2000, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The Company does not have surplus available to pay dividends to its parent in 2001 without prior approval of the Connecticut Insurance Department. The Company did not pay any dividends to its parent during the three months ended March 31, 2001 and 2000.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Financial Statements for Future Application of Accounting Standards.

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



                                         THE TRAVELERS LIFE AND ANNUITY COMPANY
                                         --------------------------------------
                                              (Registrant)


Date       May 14, 2001                  /s/ Glenn D. Lammey
    ---------------------------          --------------------------------------

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