Form 10-Q
period 2001-06-30
TRAVELERS LIFE & ANNUITY CO
filed 2001-08-13
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO
                                             ---------    --------


                         COMMISSION FILE NUMBER 33-58677


                     THE TRAVELERS LIFE AND ANNUITY COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        CONNECTICUT                                              06-0904249
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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


                                TABLE OF CONTENTS


                                                                             Page
                                                                             ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Statement of Income for the Three and
Six Months Ended June 30, 2001 and 2000 (unaudited)........................    3

Condensed Balance Sheet as of June 30, 2001 (unaudited) and
December 31, 2000..........................................................    4

Condensed Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Nonowner Sources
for the Three and Six Months Ended June 30, 2001 and 2000 (unaudited)......    5

Condensed Statement of Cash Flows for the
Six Months Ended June 30, 2001 and 2000 (unaudited)........................    6

Notes to Condensed Financial Statements (unaudited)........................    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................   10



PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................   12



SIGNATURES.................................................................   13

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)
                                ($ in thousands)



                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
---------------------------------------------------------------------------------------------------------
                                                         2001          2000          2001          2000
---------------------------------------------------------------------------------------------------------
REVENUES
Premiums                                               $  9,233      $  9,816     $  18,186      $ 16,585
Net investment income                                    62,276        55,462       118,420       104,625
Realized investment gains                                   349        11,069        21,154         1,820
Fee income                                               42,938        39,383        80,295        68,226
Other revenues                                            3,273         2,243         7,887         4,318
---------------------------------------------------------------------------------------------------------
    Total Revenues                                      118,069       117,973       245,942       195,574
---------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                    18,968        22,809        42,742        40,720
Interest credited to contractholders                     29,637        17,872        55,356        34,077
Amortization of deferred acquisition costs               20,727        15,833        40,592        30,331
Operating expenses                                        5,416         3,482        11,196         7,065
---------------------------------------------------------------------------------------------------------
    Total Benefits and Expenses                          74,748        59,996       149,886       112,193
---------------------------------------------------------------------------------------------------------
Income before federal income taxes and cumulative
    effect of change in accounting principle             43,321        57,977        96,056        83,381

Federal income taxes                                     15,088        20,277        33,471        29,155
---------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in
    accounting principle                                 28,233        37,700        62,585        54,226
Cumulative effect of change in accounting for
    derivative instruments and hedging activities,
    net of tax                                               --            --           (62)           --
---------------------------------------------------------------------------------------------------------

Net income                                             $ 28,233      $ 37,700     $  62,523      $ 54,226
=========================================================================================================


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                             CONDENSED BALANCE SHEET
                                ($ in thousands)


                                                             JUNE 30, 2001     DECEMBER 31, 2000
                                                              (UNAUDITED)
------------------------------------------------------------------------------------------------
ASSETS
Investments (including $87,284 and $49,465 subject
   to securities lending agreements)                          $ 3,418,629         $ 2,922,162
Separate accounts                                               7,317,841           6,802,985
Deferred acquisition costs                                        698,734             579,567
Other assets                                                      208,624             190,903
------------------------------------------------------------------------------------------------
     Total Assets                                             $11,643,828         $10,495,617
------------------------------------------------------------------------------------------------

LIABILITIES
Future policy benefits                                        $ 1,028,356         $   989,576
Contractholder funds                                            2,088,501           1,631,611
Separate accounts                                               7,317,841           6,802,985
Other liabilities                                                 287,627             211,441
------------------------------------------------------------------------------------------------
     Total Liabilities                                         10,722,325           9,635,613
------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
   30,000 issued and outstanding                                    3,000               3,000
Additional paid-in capital                                        417,316             417,316
Retained earnings                                                 488,589             426,066
Accumulated other changes in equity from nonowner sources          12,598              13,622
------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                   921,503             860,004
------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity               $11,643,828         $10,495,617
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
                                ($ in thousands)




                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            JUNE 30,                      JUNE 30,
STATEMENT OF CHANGES IN  RETAINED EARNINGS                            2001           2000           2001           2000
-------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                       $ 460,356      $ 351,687      $ 426,066      $ 335,161
Net income                                                            28,233         37,700         62,523         54,226
-------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                             $ 488,589      $ 389,387      $ 488,589      $ 389,387
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------
STATEMENT OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
-------------------------------------------------------------------------------------------------------------------------

Balance, beginning of period                                       $  30,692      $ (25,725)     $  13,622      $ (39,312)
Cumulative effect of change in accounting for derivative
    instruments and hedging activities, net of tax                        --             --             62             --
Unrealized gains (losses), net of tax                                (16,650)       (11,191)        (1,519)         2,396
Derivative instrument hedging activity gains (losses), net of tax     (1,444)            --            433             --
-------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                             $  12,598      $ (36,916)     $  12,598      $ (36,916)
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
-------------------------------------------------------------------------------------------------------------------------

Net income                                                         $  28,233      $  37,700      $  62,523      $  54,226

Other changes in equity from nonowner sources                        (18,094)       (11,191)        (1,024)         2,396
-------------------------------------------------------------------------------------------------------------------------

Total changes in equity from nonowner sources                      $  10,139      $  26,509      $  61,499      $  56,622
=========================================================================================================================



                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                        CONDENSED STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ in thousands)


                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                 2001           2000
---------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                         $ (82,729)     $ (66,602)
---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                        36,114         98,524
         Mortgage loans                                           7,477         11,547
     Proceeds from sales of investments
         Fixed maturities                                       481,793        493,296
         Equity securities                                        5,013          9,691
         Real estate held for sale                                   --          2,115
     Purchases of investments
         Fixed maturities                                      (952,941)      (778,018)
         Equity securities                                       (1,219)       (11,970)
         Mortgage loans                                            (368)        (8,867)
     Policy loans, net                                           (1,989)        (1,413)
     Short-term securities (purchases) sales, net               (42,813)         1,489
     Other investment (purchases) sales, net                     13,435        (14,855)
     Securities transactions in course of settlement, net        98,384         37,968
---------------------------------------------------------------------------------------
     Net cash used in investing activities                     (357,114)      (160,493)
---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                               541,435        286,078
     Contractholder fund withdrawals                            (84,544)       (45,560)
---------------------------------------------------------------------------------------
     Net cash provided by financing activities                  456,891        240,518
---------------------------------------------------------------------------------------

Net increase in cash                                             17,048         13,423

Cash at beginning of period                                      14,938             21
---------------------------------------------------------------------------------------
Cash at end of period                                         $  31,986      $  13,444
---------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid (received)                             $ (20,994)     $  18,742
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


2.   CHANGES IN ACCOUNTING PRINCIPLES AND ACCOUNTING STANDARDS

     Accounting for Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. As a result of adopting FAS 133, the Company recorded a charge of $62 thousand after tax, reflected as a cumulative catch-up adjustment in the condensed statement of income and a benefit of $62 thousand after tax, reflected as a cumulative catch-up adjustment in the accumulated other changes in equity from nonowner sources section of stockholder's equity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets

     In April 2001, the Company adopted the FASB Emerging Issues Task Force
     (EITF) EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 establishes guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. The recognition of impairment resulting from the adoption of EITF 99-20 was to be recorded as a cumulative catch-up adjustment. Interest income on beneficial interest falling within the scope of EITF 99-20 was to be recognized prospectively. EITF 99-20 had no effect on the Company's results of operations, financial condition or liquidity.


     BUSINESS COMBINATIONS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141). FAS 141 prohibits the use of the pooling-of-interests method and requires that a single method, the purchase method of accounting, be used for all business combinations initiated after June 30, 2001. FAS 141 also addressed the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. FAS 141 applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has not yet determined the impact that FAS 141 will have on its consolidated financial statements.

     GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 addresses the initial recognition and measurement of intangible assets acquired either singly or with a group of other assets, as well as the measurement of goodwill and other intangible assets subsequent to their initial acquisition. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity's fiscal year. The statement is to be applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses for goodwill and indefinite lived intangible assets that arise due to the initial application of FAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. Retroactive application is not permitted. The Company has not yet determined the impact that FAS 142 will have on its consolidated financial statements.

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

RESULTS OF OPERATIONS ($ in millions)

FOR THE SIX MONTHS ENDED JUNE 30,              2001       2000
                                              ------     ------
Revenues                                      $245.9     $195.6

Net income(1)                                 $ 62.5     $ 54.2

(1) Includes net realized investment gains of $13.7 million and $1.2 million in 2001 and 2000, respectively.

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


Net income for the six months ended June 30, 2001 was $62.5 million, compared to $54.2 million for the six months ended June 30, 2000. Operating income, defined as income before net realized gains or losses on investments, decreased 8% to $48.8 million for the first six months of 2001 from $53.0 million for the same period in the prior year. Interest credited to contractholders increased 62% to $55.4 million in 2001 versus $34.1 million in 2000 due to the rapid increase in business volume over the last two years. The business volume also contributed to the growth in investment income and fee revenue.

The cashflows of the Company continue to be affected by the volume growth. Net cash provided by contractholder funds activity increased 90% to $456.9 million in the six months ended June 30, 2001 from $240.5 million in the six months ended June 30, 2000. This growth is primarily offset through investing activities, which used cash of $357.1 million in the six months ended June 30, 2001 versus $160.5 million in the six months ended June 30, 2000. Also, net cash used in operations grew 24% to $82.7 million in the six months ended June 30, 2001 from $66.6 million in the six months ended June 30, 2000 related to commissions and other first year expenses.

Realized investment gains fluctuate based upon market conditions and investment portfolio yield considerations. Realized gains for the six months ended June 30, 2001 and 2000 were $21.1 million and $1.8 million, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY



PREMIUMS AND DEPOSITS ($ in millions)

FOR THE SIX MONTHS ENDED JUNE 30,              2001       2000
                                              ------     ------
Individual Annuity                            $1,608     $1,549
Individual Life                                  151         87
Other Annuity                                      3          7
                                              ------     ------
                          Total               $1,762     $1,643
                                              ======     ======

The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

Individual annuity premiums and deposits continue to reflect the cross-selling initiatives at Citigroup affiliates with 42% and 24% of the June 30, 2001 amounts attributed to SSB and Primerica, respectively, as well as growth in non-proprietary distribution channels.

The individual life premiums grew 74% to $151 million in 2001 versus $87 million in 2000 reflecting strong traditional agency universal life production. Of the June 30, 2001 premiums, 22% were attributable to SSB.

Increased individual annuity sales and strong retention margins, despite declining market conditions, drove policyholder benefit reserves, contractholder funds and separate account reserves to $10.4 billion at June 30, 2001, up from $9.4 billion at December 31, 2000.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 2000, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The Company does not have surplus available to pay dividends to its parent in 2001 without prior approval of the Connecticut Insurance Department. The Company did not pay any dividends to its parent during the six months ended June 30, 2001 and 2000.

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



                             THE TRAVELERS LIFE AND ANNUITY COMPANY
                                          (Registrant)


Date August 13, 2001        /s/ Glenn D. Lammey
    -----------------       --------------------------------------------

                            Glenn D. Lammey
                            Executive Vice President,
                            Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)