Form 10-Q
period 2001-09-30
TRAVELERS LIFE & ANNUITY CO
filed 2001-11-14
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                Yes     X         No
                                   -------          -------

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                      Page
                                                                                    ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Statement of Income for the Three and
Nine Months Ended September 30, 2001 and 2000 (unaudited).......................     3

Condensed Balance Sheet as of September 30, 2001 (unaudited) and
December 31, 2000...............................................................     4

Condensed Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Nonowner Sources
for the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited).....     5

Condensed Statement of Cash Flows for the
Nine Months Ended September 30, 2001 and 2000 (unaudited).......................     6

Notes to Condensed Financial Statements (unaudited).............................     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................    10

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................    12

SIGNATURES......................................................................    13

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)
                                ($ in thousands)



                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,

                                                   2001           2000          2001           2000
                                                   ----           ----          ----           ----
REVENUES
Premiums                                       $  10,236      $   8,583      $  28,422      $  25,168
Net investment income                             60,867         50,737        179,287        155,362
Realized investment gains/(losses)                (2,659)        (1,914)        18,495            (94)
Fee income                                        44,984         46,090        125,279        114,316
Other revenues                                     3,385          2,189         11,272          6,507
                                               ---------      ---------      ---------      ---------
   Total Revenues                                116,813        105,685        362,755        301,259
                                               ---------      ---------      ---------      ---------

BENEFITS AND EXPENSES
Current and future insurance benefits             21,145         19,839         63,887         60,559
Interest credited to contractholders              33,489         20,598         88,845         54,675
Amortization of deferred acquisition costs        25,690         17,761         66,282         48,092
Operating expenses                                 4,651          4,085         15,847         11,150
                                               ---------      ---------      ---------      ---------
   Total Benefits and Expenses                    84,975         62,283        234,861        174,476
                                               ---------      ---------      ---------      ---------

Income before federal income taxes and
  cumulative effect of change in accounting
  principle                                       31,838         43,402        127,894        126,783

Federal income taxes                              10,715         15,177         44,186         44,332
                                               ---------      ---------      ---------      ---------
Income before cumulative effect of change
  in accounting principle                         21,123         28,225         83,708         82,451

Cumulative effect of change in accounting
  for  derivative instruments and hedging
  activities, net of tax                              --             --            (62)            --
                                               ---------      ---------      ---------      ---------

Net income                                     $  21,123      $  28,225      $  83,646      $  82,451
                                               =========      =========      =========      =========

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                             CONDENSED BALANCE SHEET
                                ($ in thousands)


                                                  SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                     (UNAUDITED)
-----------------------------------------------------------------------------------------
ASSETS
Investments (including $64,965 and $49,465
   subject to securities lending agreements)        $ 3,639,941          $ 2,922,162
Separate accounts                                     6,621,223            6,802,985
Deferred acquisition costs                              747,709              579,567
Other assets                                            279,918              190,903
                                                    -----------          -----------
   Total Assets                                     $11,288,791          $10,495,617
                                                    -----------          -----------

LIABILITIES
Future policy benefits                              $ 1,059,643          $   989,576
Contractholder funds                                  2,300,146            1,631,611
Separate accounts                                     6,621,223            6,802,985
Other liabilities                                       321,257              211,441
                                                    -----------          -----------
   Total Liabilities                                 10,302,269            9,635,613
                                                    -----------          -----------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares
  authorized, 30,000 issued and outstanding               3,000                3,000
Additional paid-in capital                              417,316              417,316
Retained earnings                                       509,712              426,066
Accumulated other changes in equity from
   nonowner sources                                      56,494               13,622
   Total Shareholder's Equity                       -----------          -----------
                                                        986,522              860,004
                                                    -----------          -----------

   Total Liabilities and Shareholder's Equity       $11,288,791          $10,495,617
                                                    ===========          ===========

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

      CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS AND ACCUMULATED
                  OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
                                   (UNAUDITED)
                                ($ in thousands)




                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
STATEMENT OF CHANGES IN  RETAINED EARNINGS            2001            2000             2001            2000
-------------------------------------------------------------------------------------------------------------
Balance, beginning of period                         $488,589       $ 389,387        $426,066       $ 335,161
Net income                                             21,123          28,225          83,646          82,451
                                                     --------       ---------        --------       ---------
Balance, end of period                               $509,712       $ 417,612        $509,712       $ 417,612
                                                     --------       ---------        --------       ---------
-------------------------------------------------------------------------------------------------------------
STATEMENT OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
--------------------------------------------------------------------------------------------------------------
Balance, beginning of period                         $ 12,598       $ (36,916)       $ 13,622       $ (39,312)
Cumulative effect of change in accounting for
   derivative instruments and hedging activities,
   net of tax                                              --              --              62              --
Unrealized gains, net of tax                           39,417          19,921          37,898          22,317
Derivative instrument hedging activity gains,
    net of tax                                          4,479              --           4,912              --
                                                     --------       ---------        --------       ---------
Balance, end of period                               $ 56,494       $ (16,995)       $ 56,494       $ (16,995)
                                                     --------       ---------        --------       ---------
-------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
-------------------------------------------------------------------------------------------------------------
Net income                                           $ 21,123       $  28,225        $ 83,646       $  82,451

Other changes in equity from nonowner sources          43,896          19,921          42,872          22,317
                                                     --------       ---------        --------       ---------

Total changes in equity from nonowner sources        $ 65,019       $  48,146        $126,518       $ 104,768
                                                     ========       =========        ========       =========


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                        CONDENSED STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ in thousands)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          2001            2000
-----------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                 $  (122,333)       $(102,988)
                                                      -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
      Fixed maturities                                     68,728          167,956
      Mortgage loans                                       15,798           19,258
   Proceeds from sales of investments
      Fixed maturities                                    679,852          741,015
      Equity securities                                     6,253           27,158
      Mortgage loans                                           --           15,260
      Real estate held for sale                               (36)           2,115
   Purchases of investments
      Fixed maturities                                 (1,428,928)      (1,286,107)
      Equity securities                                    (2,150)         (17,763)
      Mortgage loans                                         (368)         (10,010)
   Policy loans, net                                       (3,585)          (2,296)
   Short-term securities sales (purchases), net            89,515         (211,397)
   Other investment sales (purchases), net                    348           (3,133)
   Securities transactions in course of
   settlement, net                                         32,623           54,100
                                                      -----------        ---------
   Net cash used in investing activities                 (541,950)        (503,844)
                                                      -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Contractholder fund deposits                           791,306          448,906
   Contractholder fund withdrawals                       (122,771)         (76,778)
   Contribution by parent company                              --          250,000
                                                      -----------        ---------
   Net cash provided by financing activities              668,535          622,128
                                                      -----------        ---------

Net increase in cash                                        4,252           15,296

Cash at beginning of period                                14,938               21
                                                      -----------        ---------
Cash at end of period                                 $    19,190        $  15,317
                                                      -----------        ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes (received) paid                       $   (20,911)       $  31,081
                                                      ===========        =========

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


2.       CHANGES IN ACCOUNTING PRINCIPLES AND ACCOUNTING STANDARDS NOT YET
         ADOPTED

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

         BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

         In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001 which will have no impact in 2001.

         The Company is in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. During 2002, the Company will perform the required impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on its results of operations, financial condition or liquidity.

         ASSET RETIREMENT OBLIGATIONS

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS
         143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. The Company is in the process of assessing the impact of the new standard that will take effect on January 1, 2003.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

         IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell, and depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

         The Company will adopt FAS 144 effective January 1, 2002. The provisions of the new standard are generally to be applied prospectively and are not expected to materially affect the Company's results of operations, financial condition or liquidity.

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

\                     THE TRAVELERS LIFE AND ANNUITY COMPANY

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

         RESULTS OF OPERATIONS ($ in millions)

         FOR THE NINE MONTHS ENDED SEPTEMBER 30,        2001           2000
                                                        ----           ----
         Revenues                                     $362.8         $301.3

         Net income (1)                                $83.6          $82.4

         (1) Includes net realized investment gains/(losses) of $12.0 million and $(.1) million in 2001 and 2000, respectively.

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

         Net income for the nine months ended September 30, 2001 was $83.6 million, compared to $82.4 million for the nine months ended September 30, 2000. Operating income, defined as income before net realized gains or losses on investments, decreased 14% to $71.7 million for the first nine months of 2001 from $82.5 million for the same period in the prior year. This decrease in operating earnings was attributable to interest credited to contractholders which increased 62% to $88.8 million in 2001 versus $54.7 million in 2000, partially offset by increased investment income and fee revenue. Deferred acquisition cost amortization, which increased 38% to $66.3 million from $48.1 million in 2000, was due to the rapid increase in business volume over the last two years.

         The cashflows of the Company continue to be affected by the volume growth. Net cash provided by contractholder funds activity increased 80% to $668.5 million in the nine months ended September 30, 2001 from $372.1 million in the nine months ended September 30, 2000, which was then used in investing activities. Also, net cash used in operations grew 19% to $122.3 million in the nine months ended September 30, 2001 from $103.0 million in the nine months ended September 30, 2000 related to first year commission growth and other first year expenses.

         Realized investment gains and losses fluctuate based upon market conditions and investment portfolio yield considerations. Gross realized gains/(losses) for the nine months ended September 30, 2001 and 2000 were $18.5 million and $(.1) million, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


         PREMIUMS AND DEPOSITS ($ in millions)

         FOR THE NINE MONTHS ENDED SEPTEMBER 30,         2001        2000
                                                        -----        ----

         Individual Annuity                           $2,328       $2,421
         Individual Life                                 223          143
         Other Annuity                                     5            8
                                                      ------       ------
                           Total                      $2,556       $2,572
                                                      ======       ======

         The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

         Individual annuity premiums and deposits decreased 4% related to variable annuity market conditions. Cross-selling initiatives at Citigroup continue with 40% and 24% of the September 30, 2001 amounts attributable to SSB and Primerica, respectively.

         The individual life premiums and deposits grew 56% to $223 million in 2001 versus $143 million in 2000 reflecting strong traditional agency universal and life production. Of the September 30, 2001 premiums, 21% were attributable to SSB.

         Strong retention margins and steady sales, despite declining market conditions, drove policyholder benefit reserves, contractholder funds and separate account reserves to $10.0 billion at September 30, 2001, up from $9.4 billion at December 31, 2000.

         INSURANCE REGULATIONS

         Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 2000, the Company had adjusted capital in excess of amounts requiring any regulatory action.

         The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The Company does not have surplus available to pay dividends to its parent in 2001 without prior approval of the Connecticut Insurance Department. The Company did not pay any dividends to its parent during the nine months ended September 30, 2001 and 2000.

         FUTURE APPLICATION OF ACCOUNTING STANDARDS

         See Note 2 of Notes to Condensed Financial Statements for a discussion of recently issued accounting pronouncements.

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



                                       THE TRAVELERS LIFE AND ANNUITY COMPANY
                                       --------------------------------------
                                                (Registrant)


Date  November 14, 2001                /s/ Glenn D. Lammey
    ----------------------             -------------------------
                                       Glenn D. Lammey
                                       Executive Vice President,
                                       Chief Financial Officer and Chief
                                       Accounting Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)