Form 10-K
period 2001-12-31
TRAVELERS LIFE & ANNUITY CO
filed 2002-03-15
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

       |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

       |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                                   ----------

                         Commission file number 33-58677

                                   ----------

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

                                 Yes |X|    No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 Yes |X|    No |_|

At February 28, 2002 there were outstanding 30,000 shares of common stock, par value $100 per share, of the registrant, all of which were owned by The Travelers Insurance Company, an indirect wholly owned subsidiary of Citigroup Inc.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS

Form 10-K
Item Number                                    PART I                                              Page
-----------                                                                                        ----
     1.  Business....................................................................................2

     2.  Properties..................................................................................4

     3.  Legal Proceedings...........................................................................4

     4.  Submission of Matters to a Vote of Security Holders.........................................4

                                               PART II

     5.  Market for Registrant's Common Equity and Related Stockholder Matters.......................5

     6.  Selected Financial Data.....................................................................5

     7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......5

     7A. Quantitative and Qualitative Disclosures About Market Risk..................................8

     8.  Financial Statements and Supplementary Data................................................10

     9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......38

                                               PART III

     10. Directors and Executive Officers of the Registrant.........................................38

     11. Executive Compensation.....................................................................38

     12. Security Ownership of Certain Beneficial Owners and Management.............................38

     13. Certain Relationships and Related Transactions.............................................38

                                               PART IV

     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................39

         Exhibit Index..............................................................................40
         Signatures.................................................................................41
         Index to Financial Statements and Financial Statement Schedules............................42

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

                                     PART I

Item 1. Business.

GENERAL

The Travelers Life and Annuity Company (TLAC or the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries. On February 4, 2002, the Travelers Insurance Group Inc. (TIGI), TIC's parent at December 31, 2001, changed its name to Travelers Property Casualty Corp. (TPC). TPC has filed a registration statement on Form S-1, relating to an offering of common stock and other securities with the Securities and Exchange Commission on February 8, 2002. At the time of such offering, it is expected that TIC will no longer be a subsidiary of TPC, but will remain an indirect wholly owned subsidiary of Citigroup. See Note 13 of Notes to Financial Statements.

The Company is a stock insurance company chartered in 1973 in the State of Connecticut and has been continuously engaged in the insurance business since that time. The Company is licensed to conduct life and annuity insurance business in all the states except New York. The Company is also licensed to conduct life and annuity insurance business in the District of Columbia and Puerto Rico.

The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. The Company commenced writing individual life and deferred annuity business in 1995. These products are distributed primarily through two affiliated channels, Salomon Smith Barney
(SSB) and Primerica Financial Services (Primerica), and two non-affiliated channels, a nationwide network of independent financial professionals and independent wirehouses and broker-dealers. In addition, the Company distributes these products through CitiStreet Retirement Services and Citibank, N.A. (Citibank), also affiliates of the Company. The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

The Company has assets held in a separate account related to reserves on structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the separate account assets. The assets held in this separate account are owned by the Company and contractholders do not share in their investment performance. These contracts were purchased by the property casualty affiliates of the Company in connection with the settlement of certain of their policyholder obligations. Effective April 1998, the Company no longer writes structured settlement contracts.

INSURANCE REGULATIONS

Insurance Regulatory Information System

The National Association of Insurance Commissioners (NAIC) Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has an established

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

"usual range" of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges for four or more of the ratios. Prior to codification of statutory accounting principles effective in 2001, 15% of the companies included in the IRIS system were expected by the NAIC, in normal years, to be outside the usual range on four or more ratios.

In 2000, four of the Company's IRIS ratios had fallen outside of the usual range due to growth in sales of deferred annuities. For 2000, the regulators have been satisfied upon follow-up that there was no solvency problem. In 2001, the same four ratios have fallen outside of the usual range and management believes that the resolution in the current year would be the same, however no assurances at this time can be given that such resolution will be the same as in prior years. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 8. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of the Company during the two years ended December 31, 2001.

Risk-Based Capital (RBC) Requirements

In order to enhance the regulation of insurer solvency, the NAIC adopted a formula and model law to implement RBC requirements for most life and annuity insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. For this purpose, an insurer's total adjusted capital is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

The RBC formula for life insurers measures four major areas of risk:

      o     asset risk (i.e., the risk of asset default),
      o insurance risk (i.e., the risk of adverse mortality and morbidity experience),
      o interest rate risk (i.e., the risk of loss due to changes in interest rates) and
      o     business risk (i.e., normal business and management risk).

Under laws adopted by the states, insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending upon the level of capital inadequacy.

The RBC law provides for four levels of regulatory action as defined by the NAIC. The extent of regulatory intervention and action increases as the level of total adjusted capital to RBC falls. The first level, the company action level, requires an insurer to submit a plan of corrective actions to the regulator if total adjusted capital falls below 200% of the RBC amount. The second level, the regulatory action level, requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if total

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

adjusted capital falls below 150% of the RBC amount. The third level, the authorized control level, authorizes the relevant commissioner to take whatever regulatory actions are considered necessary to protect the best interest of the policyholders and creditors of the insurer which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if total adjusted capital falls below 100% of the RBC amount. The fourth level, the mandatory control level, requires the relevant insurance commissioner to place the insurer under regulatory control if total adjusted capital falls below 70% or the RBC amount.

The formulas have not been designed to differentiate among adequately capitalized companies, which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formula to rate or rank companies. At December 31, 2001, the Company had total adjusted capital in excess of amounts requiring company action or any level of regulatory action at any prescribed RBC level.

Insurance Regulation Concerning Dividends

The Company is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the State of Connecticut Insurance Department for the declaration or payment of any dividend which, together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The Company does not have surplus available to pay dividends to TIC in 2002 without prior approval of the State of Connecticut Insurance Department.

Item 2. Properties.

The Company's executive offices are located in Hartford, Connecticut. TIC owns buildings containing approximately 1.4 million square feet of office space located in Hartford serving as the home office for the Company, TIC and its property casualty affiliates. The Company reimburses TIC for use of this space on a cost allocation method based generally on estimated usage by department.

Management believes that these facilities are suitable and adequate for the Company's current needs. (See Note 13 of Notes to Financial Statements for additional information regarding these facilities).

The foregoing discussion does not include information on investment properties.

Item 3. Legal Proceedings.

In the ordinary course of business, the Company is a defendant or co-defendant in various litigation matters incidental to and typical of the businesses in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 8.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company has 100,000 authorized shares of common stock, of which 30,000 are issued and outstanding as of December 31, 2001. All outstanding shares of the Company's common stock are held by TIC, and there exists no established public trading market for the common stock of the Company. The Company did not pay dividends in 2001 or 2000. See Note 6 of Notes to Financial Statements for dividend restrictions.

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

On February 4, 2002, the Travelers Insurance Group Inc. (TIGI), TIC's parent at December 31, 2001, changed its name to Travelers Property Casualty Corp. (TPC). TPC has filed a registration statement on Form S-1, relating to an offering of common stock and other securities, with the Securities and Exchange Commission on February 8, 2002. At the time of such offering, it is expected that TIC will no longer be a subsidiary of TPC, but will remain an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). See Note 13 of Notes to Financial Statements.

Significant Accounting Policies

The financial statements contain a summary of the Company's significant accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of these policies are considered to be important to the portrayal of the Company's financial condition since they require management to make difficult, complex or subjective judgements, some of which may relate to matters that are inherently uncertain. These policies include valuation of financial instruments where no ready market exists and insurance policy and claims reserves. Additional information about these policies can be found in
Note 1 of Notes to Financial Statements.

Investments

Fixed maturities include bonds, notes and redeemable preferred stocks. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Fixed maturities, including instruments subject to securities lending agreements (see Note 2 of Notes to Financial Statements), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

Future Policy Benefits

Future policy benefits represent liabilities for future insurance policy benefits. Benefit reserves for life insurance policies and annuities have been computed based upon mortality, morbidity, persistency and interest assumptions applicable to these coverages, which range from 2.5% to 7.8%, including adverse deviation. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue and duration. Appropriate recognition has been given to experience rating and reinsurance.

Deferred Acquisition Costs

Costs of acquiring individual life insurance and annuity business, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance, including term insurance, are amortized in relation to anticipated premiums. Universal life costs are amortized in relation to estimated gross profits, and annuity contracts employ a level yield method. A 15 to 20-year amortization period is used for life insurance, and a 7 to 20-year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income.

Premiums

Premiums are recognized as revenues when due.

RESULTS OF OPERATIONS ($ in millions)

       For the years ended December 31,              2001             2000
       --------------------------------              ----             ----
       Revenues                                     $503.9           $377.7
                                                    ------           ------
       Net income (1)                               $115.1           $ 90.9
                                                    ======           ======

(1) Includes net realized investment gains (losses) of $16.9 million and $(4.8) million in 2001 and 2000, respectively.

Net income was $115.1 million and $90.9 million in 2001 and 2000, respectively. Operating income, defined as income before net realized gains or losses on investments, was $98.2 million and $95.7 million in 2001 and 2000, respectively. The year over year increase in operating income was attributable to strong business volumes and the related investment income. The business volume growth also contributed to the 37% increase in benefits and expenses, and in particular interest credited to contractholders. The business volume growth in the individual annuity and individual life business is reflected in the 36% growth in fee income from $127.4 million in 2000 to $173.1 million in 2001. The increases in amortization of deferred acquisition costs and in operating expenses were also due to such business volume growth.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

PREMIUMS AND DEPOSITS ($ in millions)

      For the years ended December 31,                2001           2000
      --------------------------------                ----           ----
      Deposits
      Individual Annuity                             $3,135         $3,280
      Individual Life                                   299            179
      Other Annuity                                       6              9
                                                     ------         ------
          Total Deposits                              3,440          3,468
                                                     ------         ------
          Total Premiums                                 39             34
                                                     ------         ------
      Total premiums and deposits                    $3,479         $3,502
                                                     ======         ======

The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

Individual annuity premiums and deposits decreased 5% in 2001 to $3.1 billion from $3.3 billion in 2000. This decrease was driven by variable annuity sales that declined to $1.9 billion in 2001 from $2.6 billion in the prior year. This decline was partially offset by a 75% increase in fixed annuity sales to $1.2 billion in 2001 from $700 million in 2000. Individual annuity account balances were $9.7 billion at December 31, 2001 up 24.3% from $7.8 billion at December 31, 2000 due to strong retention and a 178% increase in non-proprietary broker-dealer sales.

The individual life premiums and deposits grew 62% to $335 million in 2001 versus $207 million in 2000 reflecting strong traditional agency universal and life production. Of the December 31, 2001 premiums, 21% were attributable to sales by SSB.

OUTLOOK

The Company is included in the Travelers Life & Annuity segment of TIC and its outlook should be considered within that context. Travelers Life & Annuity should benefit from growth in the aging population which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. Travelers Life & Annuity is well-positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and retirement and estate planning products sold through established distribution channels.

However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the insurance industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Financial services reform is likely to have many effects on the life insurance industry and the results will take time to assess; however, heightened competition is expected. Also, the annuities business is interest rate and market sensitive, and swings in interest rates and equity markets could influence sales and retention of in-force policies. In order to strengthen its competitive position, Travelers Life & Annuity expects to maintain a current product portfolio, further diversify its distribution channels and retain its financial position through increased sales growth and maintenance of an efficient cost structure. The statements above are forward-looking

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on this page.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings and the Company's market risk as well as the discussions of the Company's prospects under "Outlook" on page 7.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2001. The Company's market risk sensitive instruments are entered into for purposes other than trading.

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

There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2000. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods. The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" above.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 2001 and 2000. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $204 million and $141 million based on a 100 basis point increase in interest rates as of December 31, 2001 and 2000, respectively.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $176 million and $120 million based on a 100 basis point increase in interest rates as of December 31, 2001 and 2000, respectively.

Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments as a result of a 100 basis point increase in interest rates as of December 31, 2001 and 2000 is not material.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

Item 8. Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                            Page
                                                                            ----
  Independent Auditors' Report...............................................11

  Financial Statements:

      Statements of Income for the years ended
      December 31, 2001, 2000 and 1999.......................................12

      Balance Sheets as of December 31, 2001 and 2000........................13

      Statements of Changes in Retained Earnings and Accumulated
      Other Changes in Equity from Nonowner Sources for the years ended December 31, 2001, 2000 and 1999.................................14

      Statements of Cash Flows for the years ended
      December 31, 2001, 2000 and 1999.......................................15

      Notes to Financial Statements..........................................16

                          Independent Auditors' Report

The Board of Directors and Shareholder
The Travelers Life and Annuity Company:

We have audited the accompanying balance sheets of The Travelers Life and Annuity Company as of December 31, 2001 and 2000, and the related statements of income, changes in retained earnings and accumulated other changes in equity from nonowner sources, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Life and Annuity Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for derivative instruments and hedging activities and for securitized financial assets in 2001.


/s/ KPMG LLP

Hartford, Connecticut
January 17, 2002, except as to
      Note 13, which is as of February 8, 2002

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                              STATEMENTS OF INCOME
                                ($ in thousands)

For the Year Ended December 31,                                            2001           2000           1999
                                                                           ----           ----           ----
REVENUES
Premiums                                                                $  39,222      $  33,941      $  25,270
Net investment income                                                     251,054        214,174        177,179
Realized investment gains (losses)                                         26,144         (7,396)        (4,973)
Fee income                                                                173,113        127,378         63,722
Other revenues                                                             14,317          9,625          4,072
---------------------------------------------------------------------------------------------------------------
     Total Revenues                                                       503,850        377,722        265,270
---------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                      88,842         78,403         78,072
Interest credited to contractholders                                      125,880         77,579         56,216
Amortization of deferred acquisition costs                                 89,475         68,254         38,902
Operating expenses                                                         23,404         14,095         11,326
---------------------------------------------------------------------------------------------------------------
     Total Benefits and Expenses                                          327,601        238,331        184,516

Income before federal income taxes and cumulative effect
   of change in accounting principle                                      176,249        139,391         80,754

Federal income taxes
     Current                                                              (19,007)        11,738         21,738
     Deferred                                                              80,096         36,748          6,410
---------------------------------------------------------------------------------------------------------------
     Total Federal Income Taxes                                            61,089         48,486         28,148
---------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change in accounting
   principle                                                              115,160         90,905         52,606

Cumulative effect of change in accounting for derivative
   instruments and hedging activities, net of tax                             (62)            --             --
---------------------------------------------------------------------------------------------------------------

Net income                                                              $ 115,098      $  90,905      $  52,606
===============================================================================================================

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                 BALANCE SHEETS
                                ($ in thousands)

At December 31,                                                                                   2001            2000
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (including $102,347 and
     $49,465 subject to securities lending agreements)                                        $ 3,352,227     $ 2,297,141
Equity securities, at fair value                                                                   15,738          22,551
Mortgage loans                                                                                    125,629         132,768
Short-term securities                                                                             206,759         247,377
Other invested assets                                                                             238,429         222,325
-------------------------------------------------------------------------------------------------------------------------
      Total Investments                                                                         3,938,782       2,922,162
-------------------------------------------------------------------------------------------------------------------------
Separate accounts                                                                               7,681,791       6,802,985
Deferred acquisition costs                                                                        814,369         579,567
Premiums and fees receivable                                                                       56,207          26,184
Other assets                                                                                      165,118         153,423
Deferred federal income taxes                                                                          --          11,296
-------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                             $12,656,267     $10,495,617
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Future policy benefits and claims                                                             $ 1,040,856     $   989,576
Contractholder funds                                                                            2,624,570       1,631,611
Separate accounts                                                                               7,681,791       6,802,985
Other liabilities                                                                                 261,395         211,441
Deferred federal income taxes                                                                      70,091              --
-------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                         11,678,703       9,635,613
-------------------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
   30,000 issued and outstanding                                                                    3,000           3,000
Additional paid-in capital                                                                        417,316         417,316
Retained earnings                                                                                 541,164         426,066
Accumulated other changes in equity from nonowner sources                                          16,084          13,622
-------------------------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                                                   977,564         860,004
-------------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity                                               $12,656,267     $10,495,617
=========================================================================================================================

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
           STATEMENTS OF CHANGES IN RETAINED EARNINGS AND ACCUMULATED
                  OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
                                ($ in thousands)

                                                                     For the Year Ended December 31,
--------------------------------------------------------------------------------------------------------
Statement of Changes in Retained Earnings                           2001          2000            1999
--------------------------------------------------------------------------------------------------------
Balance, beginning of year                                       $ 426,066      $ 335,161      $ 282,555
Net income                                                         115,098         90,905         52,606
--------------------------------------------------------------------------------------------------------
Balance, end of year                                             $ 541,164      $ 426,066      $ 335,161
========================================================================================================

--------------------------------------------------------------------------------------------------------
Statement of Accumulated Other Changes
In Equity From Nonowner Sources
--------------------------------------------------------------------------------------------------------

Balance, beginning of year                                       $  13,622      $ (39,312)     $  87,889
Cumulative effect of change in accounting for
  derivative instruments and hedging activities, net
  of tax                                                                62             --             --
Unrealized gains (losses), net of tax                                 (924)        52,934       (127,201)
Derivative instrument hedging activity gains,
  net of tax                                                         3,324             --             --
--------------------------------------------------------------------------------------------------------
Balance, end of year                                             $  16,084      $  13,622      $ (39,312)
========================================================================================================

--------------------------------------------------------------------------------------------------------
Summary of Changes in Equity
From Nonowner Sources
--------------------------------------------------------------------------------------------------------

Net Income                                                       $ 115,098      $  90,905      $  52,606
Other changes in equity from
     nonowner sources                                                2,462         52,934       (127,201)
--------------------------------------------------------------------------------------------------------
Total changes in equity from
     nonowner sources                                            $ 117,560      $ 143,839      $ (74,595)
========================================================================================================

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash
                                ($ in thousands)

For the Years Ended December 31,                                                     2001             2000            1999
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Premiums collected                                                          $    37,915      $    33,609      $    24,804
     Net investment income received                                                  211,179          186,362          150,107
     Benefits and claims paid                                                       (103,224)         (96,890)         (94,503)
     Interest credited to contractholders                                           (125,880)         (77,579)         (50,219)
     Operating expenses paid                                                        (354,506)        (325,180)        (235,166)
     Income taxes (paid) received                                                     45,257          (38,548)         (29,369)
     Other, including fee income                                                     180,710          176,822           46,028
------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                      (108,549)        (141,404)        (188,318)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                             97,712          220,841          213,402
         Mortgage loans                                                               20,941           28,477           28,002
     Proceeds from sales of investments
         Fixed maturities                                                            938,987          843,856          774,096
         Equity securities                                                             6,363           30,772            5,146
         Mortgage loans                                                                   --           15,260               --
         Real estate held for sale                                                       (36)           2,115               --
     Purchases of investments
         Fixed maturities                                                         (2,022,618)      (1,564,237)      (1,025,110)
         Equity securities                                                            (2,274)         (20,361)         (12,524)
         Mortgage loans                                                              (14,494)         (17,016)          (8,520)
     Policy loans, net                                                                (3,395)          (2,675)          (5,316)
     Short-term securities (purchases) sales, net                                     40,618         (166,259)          45,057
     Other investment (purchases) sales, net                                          (6,334)             327          (44,621)
     Securities transactions in course of settlement, net                             64,698           21,372           (7,033)
------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                      (879,832)        (607,528)         (37,421)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                  1,178,421          629,138          308,953
     Contractholder fund withdrawals                                                (185,464)        (115,289)         (83,817)
     Contribution from parent company                                                     --          250,000               --
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                   992,957          763,849          225,136
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                        4,576           14,917             (603)
Cash at beginning of period                                                           14,938               21              624
------------------------------------------------------------------------------------------------------------------------------
Cash at December 31,                                                             $    19,514      $    14,938      $        21
==============================================================================================================================

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Significant accounting policies used in the preparation of the accompanying financial statements follow.

      Basis of Presentation

      The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). On February 4, 2002, the Travelers Insurance Group Inc. (TIGI), TIC's parent at December 31, 2001, changed its name to Travelers Property Casualty Corp. (TPC). TPC has filed a registration statement on Form S-1, relating to an offering of common stock and other securities, with the Securities and Exchange Commission on February 8, 2002. At the time of such offering, it is expected that TIC will no longer be a subsidiary of TPC, but will remain an indirect wholly owned subsidiary of Citigroup. See Note 13 of Notes to Financial Statements. The financial statements and accompanying footnotes of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

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

      Accounting Changes

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


      As a result of adopting FAS 133, the Company recorded a charge of $62 thousand after tax, reflected as a cumulative catch-up adjustment in the statement of income and a benefit of $62 thousand after tax, reflected as a cumulative catch-up adjustment in the accumulated other changes in equity from nonowner sources section of shareholder's equity. During the twelve months ending December 31, 2001, the amount the Company reclassified from accumulated other changes in equity from nonowner sources into realized gains (losses) related to the cumulative effect transition adjustment reported in accumulated other changes in equity from nonowner sources was insignificant.

      Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets

      In April 2001, the Company adopted the FASB Emerging Issues Task Force
      (EITF) 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 establishes guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. The recognition of impairment resulting from the adoption of EITF 99-20 was recorded as a cumulative catch-up adjustment. Interest income on beneficial interest falling within the scope of EITF 99-20 is to be recognized prospectively. The adoption of EITF 99-20 had no effect on the Company's results of operations, financial condition or liquidity.

      Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (FAS 140). Provisions of FAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125) are effective for transfers taking place after March 31, 2001. Special purpose entities (SPEs) used in securitizations that are currently qualifying SPEs under FAS 125 will continue to be treated as qualifying SPEs so long as they issue no new beneficial interests and accept no new asset transfers after March 31, 2001, other than transfers committed to prior to that date. Under FAS 140 qualifying SPEs are not consolidated by the transferor. FAS 140 also amends the accounting for collateral and requires new disclosures for collateral, securitizations, and retained interests in securitizations. These provisions are effective for financial statements for fiscal years ending after December 15, 2000. The accounting for collateral, as amended, requires (a) certain assets pledged as collateral to be separately reported in the consolidated balance sheet from assets not so encumbered and (b) disclosure of assets pledged as collateral that have not been reclassified and separately reported. The adoption of FAS 140 did not have a significant effect on the Company's results of operations, financial condition or liquidity. See Note 2.

      Accounting Standards not yet Adopted

      Business Combinations, Goodwill and Other Intangible Assets

      In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have indefinite useful lives will be subject to an annual review for impairment. Other

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


      intangible assets that are not deemed to have indefinite useful lives will continue to be amortized over their useful lives. The Company had no goodwill or intangible assets with indefinite useful lives at December 31, 2001.

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

      Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell, and depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

      The Company adopted FAS 144 effective January 1, 2002. The provisions of the new standard are generally to be applied prospectively and are not expected to significantly affect the Company's results of operations, financial condition or liquidity.

      Accounting Policies

      Investments

      Fixed maturities include bonds, notes and redeemable preferred stocks. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Also included in fixed maturities are loan-backed and structured securities, which are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows, which are obtained from a widely accepted securities data provider. Fixed maturities, including instruments subject to securities lending agreements (see Note 2), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

      Equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" and are carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

      Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market. Impaired loans were insignificant at December 31, 2001 and 2000.

      Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost, which approximates fair value.

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

      Accrual of investment income, included in other assets, is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received. Investments in default were insignificant.

      Derivative Financial Instruments

      The Company uses derivative financial instruments, including financial futures contracts, interest rate swaps, options and forward contracts, as a means of hedging exposure to interest rate changes, equity price change and foreign currency risk. The Company does not hold or issue derivative instruments for trading purposes. (See Note 8 for a more detailed description of the Company's derivative use.) Derivative financial instruments in a gain position are reported in the balance sheet in other invested assets while derivative financial instruments in a loss position are reported in the balance sheet in other liabilities.

      To qualify for hedge accounting, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge which includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being assessed. A derivative has to be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

      For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives are reflected in realized investment gains (losses), together with changes in the fair value of the related hedged item. The Company's fair value hedges are primarily of available-for-sale securities.

      For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent that derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported in the accumulated other changes in equity from nonowner sources in shareholder's equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in realized investment gains (losses). The Company's cash flow hedges primarily include hedges of floating rate available-for-sale securities.

      For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment in shareholder's equity. The ineffective portion is reflected in realized investment gains (losses). For the year ended December 31, 2001 the Company did not utilize net investment hedges.

      Derivatives that are used to hedge instruments that are carried at fair value or do not qualify as hedges under the new rules, are also carried at fair value with changes in value reflected in realized investment gains (losses).

      The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in realized investment gains (losses).

      For those hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in the accumulated other changes in equity from nonowner sources in shareholder's equity and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship is discontinued because a forecasted transaction will not occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in realized investment gains (losses).

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

      Financial instruments with embedded derivatives:

      The Company bifurcates an embedded derivative where a.) the economic characteristics and risks of the embedded instrument are not clearly and closely related to the economic characteristics and risks of the host contract, b.) the entire instrument would not otherwise be remeasured at fair value and c.) a separate instrument with the same terms of the embedded instrument would meet the definition of a derivative under FAS 133.

      The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in realized gains (losses). Derivatives embedded in convertible debt securities are classified in the balance sheet as fixed maturity securities, consistent with the host instruments.

      The Company markets certain insurance contracts that have embedded derivatives, primarily variable annuity contracts with put options. These embedded derivatives are carried at fair value with changes in value reflected in realized investment gains (losses) consistent with the hedge instrument. Derivatives embedded in variable annuity contracts are classified in the balance sheet as future policyholder benefits and claims.

      Prior to the adoption of FAS 133 on January 1, 2001, end-user derivatives designated as qualifying hedges were accounted for consistent with the risk management strategy as follows. Derivatives used for hedging purposes were generally accounted for using hedge accounting. To qualify for hedge accounting the change in value of the derivative was expected to substantially offset the changes in value of the hedged item. Hedges were monitored to ensure that there was a high correlation between the derivative instruments and the hedged investment. Derivatives that did not qualify for hedge accounting were marked to market with changes in market value reflected in the statement of income as realized gains (losses).

      Payments to be received or made under interest rate swaps were accrued and recognized in net investment income. Swaps hedging investments were carried at fair value with unrealized gains (losses), net of taxes, charged directly to shareholder's equity. Gains and losses arising from financial future contracts were used to adjust the basis of hedged investments and were recognized in net investment income over the life of the investment. Gains and losses arising from equity index options were marked to market with changes in market value reflected in realized investments gains (losses). Forward contracts hedging investments were marked to market based on changes in the spot rate with changes in market value reflected in realized investments gains (losses) and any forward premium or discount was recognized in net investment income over the life of the contract.

      Investment Gains and Losses

      Realized investment gains and losses are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date. Other-than-temporary declines in fair value of investments are included in realized investment gains and losses. Also included are gains and losses arising from the remeasurement of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company.

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

      Deferred Acquisition Costs

      Costs of acquiring individual life insurance and annuity business, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance, including term insurance, are amortized in relation to anticipated premiums. Universal life costs are amortized in relation to estimated gross profits, and annuity contracts employ a level yield method. A 15 to 20-year amortization period is used for life insurance, and a 7 to 20-year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income.

      Value of Insurance In Force

      The value of insurance in force, reported in other assets, is an asset recorded at the time of acquisition of an insurance company. It represents the actuarially determined present value of anticipated profits to be realized from annuity contracts at the date of acquisition using the same assumptions that were used for computing related liabilities, where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at an interest rate of 16% for the annuity business acquired. The annuity contracts are amortized employing a level yield method. The value of insurance in force, which is included in other assets, is reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income. The carrying value at December 31, 2001 and 2000 was insignificant.

      Future Policy Benefits

      Future policy benefits represent liabilities for future insurance policy benefits. Benefit reserves for life insurance policies and annuities have been computed based upon mortality, morbidity, persistency and interest assumptions applicable to these coverages, which range from 2.5% to 7.8%, including adverse deviation. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue and duration. Appropriate recognition has been given to experience rating and reinsurance.


      Contractholder Funds

      Contractholder funds represent receipts from the issuance of universal life, certain deferred annuity contracts, and structured settlement contracts. Contractholder fund balances are increased by such receipts and credited interest and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Interest rates credited to contractholder funds range from 3.0% to 14.0%.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

      Guaranty Fund and Other Insurance-Related Assessments

      Included in Other Liabilities is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. State guaranty fund assessments are based upon the Company's share of premiums written or received in one or more years prior to an insolvency occurring in the industry. Once an insolvency has occurred, the Company recognizes a liability for such assessments if it is probable that an assessment will be imposed and the amount of the assessment can be reasonably estimated. At December 31, 2001 and 2000, the Company's liability for guaranty fund assessments was not significant.

      Permitted Statutory Accounting Practices

      The Company, domiciled in the State of Connecticut, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the State of Connecticut Insurance Department. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on statutory surplus of the Company is not material.

      Premiums

      Premiums are recognized as revenues when due.

      Fee Income

      Fee income includes mortality, administrative and equity protection charges, and management fees earned on the Universal Life and Deferred Annuity separate account businesses.

      Other Revenues

      Other revenues include surrender penalties and other charges related to annuity and universal life contracts. Also included is amortization of deferred income.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

2.    INVESTMENTS

      Fixed Maturities

      The amortized cost and fair values of investments in fixed maturities were as follows:

                                                                           Gross       Gross
      December 31, 2001                                     Amortized   Unrealized   Unrealized        Fair
      ($ in thousands)                                         Cost        Gains       Losses         Value
      -------------------------------------------------------------------------------------------------------
      Available For Sale:
           Mortgage-backed securities - CMOs
           and pass-through securities                      $  281,583     $ 4,744     $ 3,577     $  282,750
           U.S. Treasury securities and
           obligations of U.S. Government and
           government agencies and authorities                 197,703       2,310      10,883        189,130
           Obligations of states and political
           subdivisions                                         44,587       1,903         355         46,135
           Debt securities issued by foreign
           governments                                          53,207       2,454         716         54,945
           All other corporate bonds                         2,112,121      62,649      25,784      2,148,986
           All other debt securities                           613,451      21,378      10,109        624,720
           Redeemable preferred stock                            6,090         365         894          5,561
      -------------------------------------------------------------------------------------------------------
               Total Available For Sale                     $3,308,742     $95,803     $52,318     $3,352,227
      -------------------------------------------------------------------------------------------------------

      -------------------------------------------------------------------------------------------------------
                                                                           Gross       Gross
      December 31, 2000                                     Amortized   Unrealized   Unrealized        Fair
      ($ in thousands)                                         Cost        Gains       Losses         Value
      -------------------------------------------------------------------------------------------------------
      Available For Sale:
           Mortgage-backed securities - CMOs
           and pass-through securities                      $  219,851     $ 7,369     $ 1,767     $  225,453
           U.S. Treasury securities and
           obligations of U.S. Government and
           government agencies and authorities                 112,021      12,200         286        123,935
           Obligations of states and political
           subdivisions                                         30,583       2,698         329         32,952
           Debt securities issued by foreign
           governments                                          50,624       1,149         939         50,834
           All other corporate bonds                         1,403,941      33,326      26,904      1,410,363
           All other debt securities                           442,390      10,734       7,837        445,287
           Redeemable preferred stock                            9,007         853       1,543          8,317
      -------------------------------------------------------------------------------------------------------
               Total Available For Sale                     $2,268,417     $68,329     $39,605     $2,297,141
      -------------------------------------------------------------------------------------------------------

      Proceeds from sales of fixed maturities classified as available for sale were $939 million, $844 million and $774 million in 2001, 2000 and 1999, respectively. Gross gains of $67.0 million, $22.4

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

      million and $24.6 million and gross losses of $33.9 million, $34.1 million and $22.0 million in 2001, 2000 and 1999, respectively were realized on those sales.

      Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote is not available amounted to $628.2 million and $530.2 million at December 31, 2001 and 2000, respectively.

      The amortized cost and fair value of fixed maturities available for sale at December 31, 2001, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      -----------------------------------------------------------------------------------
                                                                Amortized        Fair
      ($ in thousands)                                            Cost           Value
      -----------------------------------------------------------------------------------
      Maturity:
           Due in one year or less                              $   86,042     $   86,961
           Due after 1 year through 5 years                      1,026,747      1,052,879
           Due after 5 years through 10 years                    1,212,985      1,230,435
           Due after 10 years                                      701,385        699,202
      -----------------------------------------------------------------------------------
                                                                 3,027,159      3,069,477
      -----------------------------------------------------------------------------------

           Mortgage-backed securities                              281,583        282,750
      -----------------------------------------------------------------------------------
               Total Maturity                                   $3,308,742     $3,352,227
      -----------------------------------------------------------------------------------

      The Company makes significant investments in collateralized mortgage obligations (CMOs). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches, which are protected against prepayment risk, including planned amortization class tranches and last cash flow tranches. Prepayment protected tranches are preferred because they provide stable cash flows in a variety of interest rate scenarios. The Company does invest in other types of CMO tranches if an assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

      At December 31, 2001 and 2000, the Company held CMOs with a fair value of $212.5 million and $189.4 million, respectively. The Company's CMO holdings were 49.5% and 55.4% collateralized by GNMA, FNMA or FHLMC securities at December 31, 2001 and 2000, respectively. In addition, the Company held $64.8 million and $31.0 million of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 2001 and 2000, respectively. All of these securities are rated AAA.

      The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally receives cash collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

      reinvests in a short-term investment pool. See Note 10. The loaned securities remain a recorded asset of the Company, however, the Company records a liability for the amount of the collateral held, representing its obligation to return the collateral related to these loaned securities, and reports that liability as part of other liabilities in the consolidated balance sheet. At December 31, 2001 and 2000, the Company held collateral of $104.3 million and $50.7 million, respectively.

      Equity Securities

      The cost and fair values of investments in equity securities were as follows:

      -------------------------------------------------------------------------------------------
                                                                   Gross       Gross
      Equity Securities:                                        Unrealized   Unrealized     Fair
      ($ in thousands)                                   Cost      Gains       Losses      Value
      -------------------------------------------------------------------------------------------
      December 31, 2001
           Common stocks                                $ 2,643     $ 97       $  671     $ 2,069
           Non-redeemable preferred stocks               13,608      439          378      13,669
      -------------------------------------------------------------------------------------------
               Total Equity Securities                  $16,251     $536       $1,049     $15,738
      -------------------------------------------------------------------------------------------

      December 31, 2000
           Common stocks                                $ 2,861     $ 29       $  845     $ 2,045
           Non-redeemable preferred stocks               21,150      480        1,124      20,506
      -------------------------------------------------------------------------------------------
               Total Equity Securities                  $24,011     $509       $1,969     $22,551
      -------------------------------------------------------------------------------------------

      Proceeds from sales of equity securities were $6.4 million, $30.8 million and $5.1 million in 2001, 2000 and 1999, respectively. Gross gains of $.8 million, $3.3 million and $1.5 million and gross losses of $1.9 million, $.3 million and $.3 million were realized on those sales during 2001, 2000 and 1999, respectively.

      Mortgage Loans

      Underperforming assets include delinquent mortgage loans over 90 days past due, loans in the process of foreclosure and loans modified at interest rates below market.

      At December 31, 2001 and 2000, the Company's mortgage loan portfolios consisted of the following:

      --------------------------------------------------------------------------
      ($ in thousands)                                       2001        2000
      --------------------------------------------------------------------------
      Current Mortgage Loans                               $125,131     $132,768
      Underperforming Mortgage Loans                            498           --
      --------------------------------------------------------------------------
           Total                                           $125,629     $132,768
      --------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

      Aggregate annual maturities on mortgage loans at December 31, 2001 are as follows:

              ----------------------------------------------------------------
              ($ in thousands)
              2002                                                  $  9,814
              2003                                                     5,008
              2004                                                     8,028
              2005                                                    13,633
              2006                                                    14,596
              Thereafter                                              74,550
              ----------------------------------------------------------------
                   Total                                            $125,629
              ================================================================

      Concentrations

      There were no significant individual investment concentrations at December 31, 2001 and 2000.

      The Company participates in a short-term investment pool maintained by an affiliate. See Note 10.

      Included in fixed maturities are below investment grade assets totaling $182.3 million and $143.8 million at December 31, 2001 and 2000, respectively. The Company defines its below investment grade assets as those securities rated Ba1 (or its equivalent) or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds and notes that are classified as below investment grade.

      The Company's industry concentrations of investments, primarily fixed maturities, at fair value were as follows:

        ---------------------------------------------------------------------
        ($ in thousands)                             2001           2000
        ---------------------------------------------------------------------
        Electric Utilities                          $447,355      $157,401
        Finance                                      286,824       204,994
        Media                                        235,790       148,189
        Banking                                      222,581       222,984
        Telecommunications                           213,644       167,204
        ---------------------------------------------------------------------

      The Company held investments in foreign banks in the amount of $144 million and $139 million at December 31, 2001 and 2000, respectively, which are included in the table above.

      Below investment grade assets included in the preceding table include $38 million and $8 million in Electric Utilities and $21 million and $13 million in Media at December 31, 2001 and 2000, respectively. Other industry categories had insignificant amounts of such assets.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

Included in mortgage loans were the following group concentrations:

--------------------------------------------------------------------------------
At December 31, ($ in thousands)                  2001                2000
--------------------------------------------------------------------------------
STATE
-----
California                                        $43,700             $42,928
New York                                           23,129              23,585
--------------------------------------------------------------------------------
PROPERTY TYPE
-------------
Agricultural                                      $66,459             $65,102
Office                                             37,243              39,504
Retail                                              6,173              14,941
--------------------------------------------------------------------------------

      The Company monitors creditworthiness of counterparties to all financial instruments by using controls that include credit approvals, credit limits and other monitoring procedures. Collateral for fixed maturities often includes pledges of assets, including stock and other assets, guarantees and letters of credit. The Company's underwriting standards with respect to new mortgage loans generally require loan to value ratios of 75% or less at the time of mortgage origination.

      Non-Income Producing Investments

      Investments included in the December 31, 2001 and 2000 balance sheets that were non-income producing were insignificant.

      Restructured Investments

      Mortgage loan and debt securities which were restructured at below market terms at December 31, 2001 and 2000 were insignificant. The new terms of restructured investments typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such assets was insignificant. Interest on these assets, included in net investment income, was insignificant.

      Net Investment Income

      -----------------------------------------------------------------------------------------------------
      For The Year Ended December 31,
      ($ in thousands)                                                     2001         2000         1999
      -----------------------------------------------------------------------------------------------------
      Gross Investment Income
             Fixed maturities                                            $217,813     $163,091     $136,039
             Joint ventures and partnerships                               21,481       34,574       22,175
             Mortgage loans                                                11,327       14,776       16,126
             Other                                                          3,288        4,398        4,417
      -----------------------------------------------------------------------------------------------------
                  Total gross investment income                           253,909      216,839      178,757
      -----------------------------------------------------------------------------------------------------
       Investment expenses                                                  2,855        2,665        1,578
      -----------------------------------------------------------------------------------------------------
      Net investment income                                              $251,054     $214,174     $177,179
      -----------------------------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

      Realized and Unrealized Investment Gains (Losses)

      Net realized investment gains (losses) for the periods were as follows:

      ---------------------------------------------------------------------------------------------------------
      For The Year Ended December 31,
      ($ in thousands)                                                       2001          2000          1999
      ---------------------------------------------------------------------------------------------------------
      Realized
             Fixed maturities                                              $ 33,061      $(11,742)     $  2,657
             Joint ventures and partnerships                                 (4,980)       (1,909)      (10,450)
             Mortgage Loans                                                    (707)        3,825           602
             Other                                                           (1,230)        2,430         2,218
      ---------------------------------------------------------------------------------------------------------
               Total realized investment gains (losses)                    $ 26,144      $ (7,396)     $ (4,973)
      ---------------------------------------------------------------------------------------------------------


      Changes in net unrealized investment gains (losses) that are included as accumulated other changes in equity from nonowner sources in shareholder's equity were as follows:

      ----------------------------------------------------------------------------------------------------------
      For The Year Ended December 31,
      ($ in thousands)                                                       2001          2000           1999
      ----------------------------------------------------------------------------------------------------------
      Unrealized
           Fixed maturities                                                $ 14,761      $ 78,278      $(180,409)
           Other invested assets                                            (16,182)        3,159        (15,285)
      ----------------------------------------------------------------------------------------------------------
               Total unrealized investment gains (losses)                    (1,421)       81,437       (195,694)
           Related taxes                                                       (497)       28,503        (68,493)
      ----------------------------------------------------------------------------------------------------------
           Change in unrealized investment gains (losses)                      (924)       52,934       (127,201)
           Balance beginning of year                                         13,622       (39,312)        87,889
      ----------------------------------------------------------------------------------------------------------
               Balance end of year                                         $ 12,698      $ 13,622      $ (39,312)
      ----------------------------------------------------------------------------------------------------------

3.    REINSURANCE

      The Company uses reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. Reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term coinsurance and modified coinsurance. The Company remains primarily liable as the direct insurer on all risks reinsured.

      Since 1997 universal life business has been reinsured under an 80%/20% quota share reinsurance program and term life business has been reinsured under a 90%/10% quota share reinsurance program. Maximum retention of $2.5 million is generally reached on policies in excess of $12.5 million. For other plans of insurance, it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification. Generally, the maximum retention on an ordinary life risk is $2.5 million.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

      Total in-force business ceded under reinsurance contracts was $23.8 billion and $17.4 billion at December 31, 2001 and 2000, including $8.8 million and $28.9 million, respectively to TIC. Total life insurance premiums ceded were $11.9 million, $8.9 million and $6.5 million in 2001, 2000 and 1999, respectively. Ceded premiums paid to TIC were immaterial for these same periods.

4.    DEPOSIT FUNDS AND RESERVES

      At December 31, 2001 and 2000, the Company had $3.7 billion and $2.6 billion of life and annuity deposit funds and reserves, respectively. Of that total, $1.5 billion and $1.4 billion, respectively, were not subject to discretionary withdrawal based on contract terms. The remaining amounts were life and annuity products that were subject to discretionary withdrawal by the contractholders. Included in the amount that is subject to discretionary withdrawal were $1.6 billion and $.9 billion of liabilities that are surrenderable with market value adjustments. The remaining $.6 billion and $.3 billion of life insurance and individual annuity liabilities are subject to discretionary withdrawals with an average surrender charge of 4.9% and 5.4%, respectively. The life insurance risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

5.    FEDERAL INCOME TAXES

      The net deferred tax liability and asset at December 31, 2001 and 2000 were comprised of the tax effects of temporary differences related to the following assets and liabilities:

      ($ in thousands)                                                                     2001           2000
      ----------------------------------------------------------------------------------------------------------
      Deferred Tax Assets:
           Benefit, reinsurance and other reserves                                      $ 180,468      $ 192,772
           Other                                                                            1,904          2,510
      ----------------------------------------------------------------------------------------------------------
               Total                                                                      182,372        195,282
      ----------------------------------------------------------------------------------------------------------

      Deferred Tax Liabilities:
           Investments, net                                                               (19,938)       (16,956)
           Deferred acquisition costs and value of insurance in force                    (231,454)      (165,671)
           Other                                                                           (1,071)        (1,359)
      ----------------------------------------------------------------------------------------------------------
               Total                                                                     (252,463)      (183,986)
      ----------------------------------------------------------------------------------------------------------

      Net Deferred Tax Asset (Liability)                                                $ (70,091)     $  11,296
      ----------------------------------------------------------------------------------------------------------

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

      At December 31, 2001, the Company had no ordinary or capital loss carryforwards.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

      The policyholders' surplus account, which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account is approximately $2.1 million. Income taxes are not provided for on this amount because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this account. At current rates the maximum amount of such tax would be approximately $700 thousand.


6.    SHAREHOLDER'S EQUITY

      Shareholder's Equity and Dividend Availability

      The Company's statutory net loss was $73.4 million, $66.2 million and $23.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Statutory capital and surplus was $407 million and $476 million at December 31, 2001 and 2000, respectively.

      Effective January 1, 2001, the Company began preparing its statutory basis financial statements in accordance with the National Association of Insurance Commissioners' Accounting Practices and Procedures Manual - version effective January 1, 2001, subject to any deviations prescribed or permitted by its domicilary insurance commissioner (see Note 1, Summary of Significant Accounting Policies, Permitted Statutory Accounting Practices). The impact of this change on statutory capital and surplus was not significant.

      The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The Company does not have surplus available to pay dividends to TIC in 2002 without prior approval of the Connecticut Insurance Department.

      In 2000, TIC contributed $250 million as additional paid-in capital to the Company.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

6.    SHAREHOLDER'S EQUITY (continued)

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

                                                                         Net                                       Accumulated
                                                                         Unrealized                                Other Changes
                                                                         Gain (Loss) on          Derivative       In Equity from
                                                                         Investment            Instruments &         Nonowner
($ in thousands)                                                         Securities          Hedging Activities       Sources
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                                                    $  87,889             $     --             $  87,889
Unrealized loss on investment securities,
   net of tax of $(70,234)                                                   (130,433)                  --              (130,433)
Less: reclassification adjustment for losses
   included in net income, net of tax of $1,741                                 3,232                   --                 3,232
--------------------------------------------------------------------------------------------------------------------------------
Period change                                                                (127,201)                  --              (127,201)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                                    (39,312)                  --               (39,312)
Unrealized gains on investment securities,
   net of tax of $25,914                                                       48,127                   --                48,127
Less: reclassification adjustment for losses
   included in net income, net of tax of $2,589                                 4,807                   --                 4,807
--------------------------------------------------------------------------------------------------------------------------------
Period change                                                                  52,934                   --                52,934
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                                     13,622                   --                13,622
Cumulative effect of change in accounting for derivative instruments
   and hedging activities, net of tax of $33                                       --                   62                    62
Unrealized gains on investment securities,
   net of tax of $8,653                                                        16,070                   --                16,070
Less: reclassification adjustment for gains
   included in net income, net of tax of $(9,150)                             (16,994)                  --               (16,994)
Derivative instrument hedging activity gains, net of tax of $1,789                 --                3,324                 3,324
--------------------------------------------------------------------------------------------------------------------------------
Period change                                                                    (924)               3,386                 2,462
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                                  $  12,698             $  3,386             $  16,084
================================================================================================================================

7.    BENEFIT PLANS

      Pension and Other Postretirement Benefits

      The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by Citigroup. In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by TPC, TIC's direct parent (see Note 13). The Company's share of net expense for the qualified pension and other postretirement benefit plans was not significant for 2001, 2000 and 1999.

      401(k) Savings Plan

      Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. The Company's expenses in connection with the 401(k) savings plan were not significant in 2001, 2000 and 1999.

      See Note 10.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

      Derivative Financial Instruments

      The Company uses derivative financial instruments, including financial futures contracts, interest rate swaps, options and forward contracts, as a means of hedging exposure to interest rate changes, equity price change and foreign currency risk. The Company does not hold or issue derivative instruments for trading purposes.

      The Company uses exchange traded financial futures contracts to manage its exposure to changes in interest rates that arise from the sale of certain insurance and investment products, or the need to reinvest proceeds from the sale or maturity of investments. To hedge against adverse changes in interest rates, the Company enters long or short positions in financial futures contracts, which offset asset price changes resulting from changes in market interest rates until an investment is purchased, or a product is sold. Futures contracts are commitments to buy or sell at a future date a financial instrument, commodity, or currency at a contracted price, and may be settled in cash or through delivery.

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

      The Company enters into interest rate swaps in connection with other financial instruments to provide greater risk diversification and better match assets and liabilities. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company also enters into basis swaps in which both legs of the swap are floating with each based on a different index. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date.

      Forward contracts are used on an ongoing basis to hedge the Company's exposure to foreign currency exchange rates that result from direct foreign currency investments. To hedge against adverse changes in exchange rates, the Company enters into contracts to exchange foreign currency for U.S. dollars with major financial institutions. These contracts cannot be settled prior to maturity. At the maturity date the Company must purchase the foreign currency necessary to settle the contracts.

      Interest rate options were not significant at December 31, 2001 and 2000.

      The Company monitors the creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance sheet financial instruments. The controls include credit approvals, credit limits and other monitoring procedures.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

      Hedge ineffectiveness recognized related to fair value hedges and cash flow hedges for the year ended December 31, 2001 was not significant. Cash flow transaction amounts expected to be reclassified from accumulated other changes in equity from nonowner sources into pretax earnings within twelve months from December 31, 2001 is not significant.

      During the year ended December 31, 2001 there were no discontinued forecasted transactions.

      In 2000, these derivative financial instruments were treated as off-balance sheet instruments. Financial instruments with off-balance sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument. However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For interest rate swaps, currency swaps, equity swaps, options and forward contracts, credit risk is limited to the amount that it would cost the Company to replace the contracts. Financial futures contracts and purchased listed option contracts have very little credit risk since organized exchanges are the counterparties.

      Financial Instruments with Off-Balance Sheet Risk

      In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships and joint ventures. The notional values of loan commitments at December 31, 2001 and 2000 were $0 and $9.9 million, respectively. The notional values of unfunded commitments were $43.8 million and $42.0 million at December 31, 2001 and 2000, respectively.

      Fair Value of Certain Financial Instruments

      The Company uses various financial instruments in the normal course of its business. Fair values of financial instruments that are considered insurance contracts are not required to be disclosed and are not included in the amounts discussed.

      At December 31, 2001, investments in fixed maturities had a carrying value and a fair value of $3.4 billion compared with a carrying value and a fair value of $2.3 billion at December 31, 2000. See Notes 1 and 2.

      At December 31, 2001, mortgage loans had a carrying value of $125.6 million and a fair value of $131.6 million and at December 31, 2000 had a carrying value of $132.7 million and a fair value of $134.1 million. In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

      The carrying values of short-term securities were $206.8 million and $247.4 million in 2001 and 2000, respectively, which approximated their fair values. Policy loans which are included in other invested assets had carrying values of $16.3 million and $12.9 million in 2001 and 2000, respectively, which also approximated their fair values.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

      The carrying values of $133.7 million and $101.4 million of financial instruments classified as other assets approximated their fair values at December 31, 2001 and 2000, respectively. The carrying values of $208.1 million and $173.5 million of financial instruments classified as other liabilities also approximated their fair values at December 31, 2001 and 2000, respectively. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

      At December 31, 2001, contractholder funds with defined maturities had a carrying value of $1.9 billion and a fair value of $1.9 billion, compared with a carrying value of $1.2 billion and a fair value of $1.2 billion at December 31, 2000. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $806 million and a fair value of $675 million at December 31, 2001, compared with a carrying value of $583 million and a fair value of $477 million at December 31, 2000. These contracts generally are valued at surrender value.

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

10.   RELATED PARTY TRANSACTIONS

      TIC handles banking functions, including payment of salaries and expenses for the Company and some of its non-insurance affiliates. In addition, investment advisory and management services, data processing services and certain administrative services are provided by affiliated companies. TIC provides various employee benefits coverages to employees of certain subsidiaries of TPC. The premiums for these coverages were charged in accordance with cost allocation procedures based upon salaries or census and were immaterial for the years ended December 31, 2001 and 2000. Charges for these services are shared by the companies on cost allocation methods, based generally on estimated usage by department. (See Note 13).

      TIC maintains a short-term investment pool in which the Company participates. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 2001 and 2000, the pool totaled approximately $5.6 billion and $4.4 billion, respectively. The Company's share of the pool amounted to $90.6 million and $172.5 million at December 31, 2001 and 2000, respectively, and is included in short-term securities in the balance sheet.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

      In the normal course of business, management of both the Company and TIC conducts reviews of the investment portfolios of each company to properly match assets with liabilities. As a result of these reviews, the Company sold $100 million of investments to TIC at arm's length, with a related loss of $1.3 million in 2000.

      The Company's Travelers Target Maturity (TTM) Modified Guaranteed Annuity Contracts are subject to a limited guarantee agreement by TIC in a principal amount of up to $450 million. TIC's obligation is to pay in full to any owner or beneficiary of the TTM Modified Guaranteed Annuity Contracts principal and interest as and when due under the annuity contract to the extent that the Company fails to make such payment. In addition, TIC guarantees that the Company will maintain a minimum statutory capital and surplus level.

      The Company sold structured settlement annuities to its property casualty insurance affiliates. Policy reserves and contractholder fund liabilities associated with these structured settlements were $607 million and $644 million at December 31, 2001 and 2000, respectively.

      The Company distributes variable annuity products through its affiliate, Salomon Smith Barney (SSB). Premiums and deposits related to these products were $1.2 billion, $1.6 billion and $1.1 billion in 2001, 2000 and 1999, respectively. The Company also markets term and universal life products through SSB. Life premiums related to such products were $74.5 million, $59.3 million and $40.8 million in 2001, 2000 and 1999, respectively.

      The Company also distributes deferred annuity products through its affiliates Primerica Financial Services (Primerica), CitiStreet Retirement Services and Citibank, N.A. (Citibank). Deposits received from Primerica were $738 million, $844 million and $763 million in 2001, 2000 and 1999, respectively. Deposits from Citibank and CitiStreet Retirement Services were $166 million and $136 million, respectively, for 2001, and $131 million and $220 million, respectively, for 2000. Such amounts were insignificant in 1999.

      The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and other employees. To further encourage employee stock ownership, Citigroup introduced the WealthBuilder stock option program during 1997 and the Citigroup Ownership Program in 2001. Under this program, all employees meeting established requirements have been granted Citigroup stock options. During 2000 and 2001, Citigroup introduced the Citigroup 2000 Stock Purchase Plan and Citigroup 2001 Stock Purchase Program for new employees, which allowed eligible employees of Citigroup, including the Company's employees, to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Enrolled employees are permitted to make one purchase prior to the expiration date. The Company's charge to income was insignificant in 2001, 2000 and 1999.

      Most leasing functions for TPC and its subsidiaries are handled by its property casualty insurance subsidiaries. Rent expense related to these leases is shared by the companies on a cost allocation method based generally on estimated usage by department. The Company's rent expense was insignificant in 2001, 2000 and 1999.

      At December 31, 2001 and 2000, the Company had investments in Tribeca Investments LLC, an affiliate of the Company, in the amounts of $34.0 million and $29.4 million, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

     The Company also had investments in an affiliated joint venture, Tishman Speyer, in the amount of $40.1 million and $52.8 million at December 31, 2001 and 2000, respectively.

     The Company has other affiliated investments. The individual investment with any one affiliate was insignificant at December 31, 2001 and 2000.

11.   RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

      The following table reconciles net income to net cash used in operating activities:

      -----------------------------------------------------------------------------------------------------------------------
      For The Year Ended December 31,                                                2001              2000              1999
      ($ in thousands)
      -----------------------------------------------------------------------------------------------------------------------
      Net Income from Continuing Operations                                     $ 115,160         $  90,905         $  52,606
           Adjustments to reconcile net income to cash used in
           operating activities:
               Realized (gains) losses                                            (26,144)            7,396             4,973
               Deferred federal income taxes                                       80,096            36,748             6,410
               Amortization of deferred policy acquisition costs                   89,475            68,254            38,902
               Additions to deferred policy acquisition costs                    (324,277)         (297,733)         (211,182)
               Investment income accrued                                          (39,875)          (27,812)          (27,072)
               Insurance reserves                                                 (14,382)          (18,487)          (16,431)
               Other                                                               11,398              (675)          (36,524)
      -----------------------------------------------------------------------------------------------------------------------
               Net cash used in operations                                      $(108,549)        $(141,404)        $(188,318)
      -----------------------------------------------------------------------------------------------------------------------

12.   NON-CASH INVESTING AND FINANCING ACTIVITIES

      There were no significant non-cash investing and financing activities for 2001, 2000 and 1999.

13.   SUBSEQUENT EVENTS

      On February 8, 2002, TPC, TIC's parent at December 31, 2001, filed a registration statement with the Securities and Exchange Commission in connection with the proposed offering of a minority interest in TPC. Citigroup has announced its plan to make a tax-free distribution of a portion of its remaining interest in TPC by year-end 2002. Prior to the proposed offering, TIC will be distributed by TPC to TPC's immediate parent company, so that TIC and the Company will remain indirect wholly owned subsidiaries of Citigroup after the offering. Therefore all retirement and post retirement plans previously provided to Company employees by TPC will be administered by Citigroup. The Company will have the right to continue to use the names "Travelers Life & Annuity," "The Travelers Life and Annuity Company" and related names in connection with the Company's business. Currently, TIC and TLAC share services with the property casualty subsidiaries of TPC. These services, which include leasing arrangements, facilities management, banking and financial functions, benefit coverages, data processing services, a short-term investment pool and others, will be phased out over a brief period of time if the transaction is approved and completed. If the distribution does not occur, these services will likely continue for the foreseeable future.

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

(a)   Documents filed:

      (1)   Financial Statements. See index on page 10 of this report.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2002.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                  (Registrant)


         By: /s/ Glenn D. Lammey
             -----------------------------------
             Glenn D. Lammey
             Executive Vice President,
             Chief Financial Officer and Chief Accounting Officer
             (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2002.

Signature                             Capacity
---------                             --------
/s/ George C. Kokulis                 Director, Chief Executive Officer
--------------------------            (Principal Executive Officer)
(George C. Kokulis)


/s/ Glenn D. Lammey                   Director, Chief Financial Officer and Chief Accounting Officer
--------------------------            (Principal Financial Officer and Principal Accounting Officer)
(Glenn D. Lammey)


/s/ William R. Hogan                  Director
--------------------------
(William R. Hogan)


/s/ Marla Berman Lewitus              Director
--------------------------
(Marla Berman Lewitus)

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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                            Page
                                                                                            ----
The Travelers Life and Annuity Company
     Independent Auditors' Report                                                              *
     Statements of Income                                                                      *
     Balance Sheets                                                                            *
     Statements of Changes in Retained Earnings and Accumulated
       Other Changes in Equity from Nonowner Sources                                           *
     Statements of Cash Flows                                                                  *
     Notes to Financial Statements                                                             *

Independent Auditors' Report                                                                  43

Schedule I - Summary of Investments - Other than Investments in Related Parties 2001          44

Schedule III - Supplementary Insurance Information 1999-2001                                  45

Schedule IV - Reinsurance 1999-2001                                                           46

All other schedules are inapplicable for this filing.

*     See index on page 10.

                          Independent Auditors' Report

The Board of Directors and Shareholder
The Travelers Life and Annuity Company:

Under date of January 17, 2002, except as to Note 13 which is as of February 8, 2002, we reported on the balance sheets of The Travelers Life and Annuity Company as of December 31, 2001 and 2000, and the related statements of income, changes in retained earnings and accumulated other changes in equity from nonowner sources, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in this Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for derivative instruments and hedging activities and for securitized financial assets in 2001.


/s/ KPMG LLP

Hartford, Connecticut
January 17, 2002, except as to
    Note 13, which is as of February 8, 2002

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 2001
                                ($ in thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                            Amount Shown in
Type of Investment                                                               Cost             Value     Balance Sheet (1)
----------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
     Bonds:
         U.S. Government and government agencies and authorities              $  358,436        $  349,921        $  349,921
         States, municipalities and political subdivisions                        44,587            46,135            46,135
         Foreign governments                                                      53,207            54,945            54,945
         Public utilities                                                        334,007           335,835           335,835
         Convertible bonds and bonds with warrants attached                       29,491            29,753            29,753
         All other corporate bonds                                             2,482,924         2,530,077         2,530,077
----------------------------------------------------------------------------------------------------------------------------
              Total Bonds                                                      3,302,652         3,346,666         3,346,666
     Redeemable Preferred Stocks                                                   6,090             5,561             5,561
----------------------------------------------------------------------------------------------------------------------------
         Total Fixed Maturities                                                3,308,742         3,352,227         3,352,227
----------------------------------------------------------------------------------------------------------------------------

Equity Securities:
     Common Stocks:
         Industrial, miscellaneous and all other                                   2,643             2,069             2,069
----------------------------------------------------------------------------------------------------------------------------
              Total Common Stocks                                                  2,643             2,069             2,069
     Non-Redeemable Preferred Stocks                                              13,608            13,669            13,669
----------------------------------------------------------------------------------------------------------------------------
         Total Equity Securities                                                  16,251            15,738            15,738
----------------------------------------------------------------------------------------------------------------------------

Mortgage Loans                                                                   125,629                             125,629
Policy Loans                                                                      16,290                              16,290
Short-Term Securities                                                            206,759                             206,759
Other Investments (2) (3)                                                        182,404                             163,052
----------------------------------------------------------------------------------------------------------------------------
         Total Investments                                                    $3,856,075                          $3,879,695
============================================================================================================================

(1) Determined in accordance with methods described in Notes 1 and 2 of Notes to Financial Statements.

(2)   Excludes investments in related parties of $59,087.

(3) Includes derivatives marked to market and recorded at fair value in the balance sheet.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                    1999-2001
                                ($ in thousands)

------------------------------------------------------------------------------------

                                     Future policy
               Deferred policy       benefits, losses,                  Net
               Acquisition           claims and loss      Premium       investment
               costs                 expenses (1)         revenue       income
------------------------------------------------------------------------------------
   2001          $814,369              $3,665,426         $39,222        $251,054

   2000          $579,567              $2,621,187         $33,941        $214,174

   1999          $350,088              $2,125,595         $25,270        $177,179

--------------------------------------------------------------------------------------------

                   Benefits,
                   claims, losses                                      Other
                   and settlement    Amortization of deferred        operating     Premiums
                   expenses (2)      policy acquisition costs        expenses      written
--------------------------------------------------------------------------------------------
   2001             $214,722                  $89,475                 $23,404      $39,222

   2000             $155,982                  $68,254                 $14,095      $33,941

   1999             $134,288                  $38,902                 $11,326      $25,270

(1)   Includes contractholder funds.

(2)   Includes interest credited on contractholder funds.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE IV
                                   REINSURANCE
                                ($ in thousands)

--------------------------------------------------------------------------------------------------------------
                                                                                                   Percentage
                                                  Ceded to            Assumed                       of amount
                                                    other            from other          Net       assumed to
                              Gross amount        companies          companies          amount         net
--------------------------------------------------------------------------------------------------------------
2001

Life Insurance In Force        $28,793,622        $23,818,768        $      --        $4,974,854        --%
Premiums:
     Annuity                   $     3,319        $        --        $      --        $    3,319
     Individual life                47,826             11,923               --            35,903
                               -----------        -----------        ---------        ----------
         Total Premiums        $    51,145        $    11,923        $      --        $   39,222        --%
                               ===========        ===========        =========        ==========

2000

Life Insurance In Force        $21,637,160        $17,355,206        $      --        $4,281,954        --%
Premiums:
     Annuity                   $     6,034        $        --        $      --        $    6,034
     Individual Life                36,770              8,863               --            27,907
                               -----------        -----------        ---------        ----------
         Total Premiums        $    42,804        $     8,863        $      --        $   33,941        --%
                               ===========        ===========        =========        ==========
1999

Life Insurance In Force        $15,597,352        $12,839,072        $      --        $2,758,280        --%
Premiums:
     Annuity                   $     1,317        $        --        $      --        $    1,317
     Individual life                30,502              6,549               --            23,953
                               -----------        -----------        ---------        ----------
         Total Premiums        $    31,819        $     6,549        $      --        $   25,270        --%
                               ===========        ===========        =========        ==========