Form 10-Q
period 2002-03-31
TRAVELERS LIFE & ANNUITY CO
filed 2002-05-14
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

        [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---            THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                                       OR


        [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                           Yes  [X]            No  [ ]
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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Statements of Income for the three
months ended March 31, 2002 and 2001 (unaudited)........................      3

Condensed Balance Sheets as of March 31, 2002 (unaudited) and
December 31, 2001.......................................................      4

Condensed Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Nonowner Sources
for the three months ended March 31, 2002 and 2001 (unaudited)..........      5

Condensed Statements of Cash Flows for the
three months ended March 31, 2002 and 2001 (unaudited)..................      6

Notes to Condensed Financial Statements (unaudited).....................      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................      9



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................     11



SIGNATURES..............................................................     12

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                ($ in thousands)



                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
---------------------------------------------------------------------------------------
                                                                 2002           2001
                                                                 ----           ----
REVENUES

Premiums                                                      $  10,267      $   8,953
Net investment income                                            67,219         56,144
Realized investment gains                                         4,063         20,805
Fee income                                                       50,165         39,596
Other revenues                                                    4,136          2,375
---------------------------------------------------------------------------------------
     Total Revenues                                             135,850        127,873
---------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                            25,380         23,774
Interest credited to contractholders                             39,193         25,719
Amortization of deferred acquisition costs                       (8,620)        19,865
Operating expenses                                                7,008          5,780
---------------------------------------------------------------------------------------
      Total Benefits and Expenses                                62,961         75,138
---------------------------------------------------------------------------------------
Income before federal income taxes and cumulative
   effect of change in accounting principle                      72,889         52,735

Federal income taxes                                             25,539         18,383
---------------------------------------------------------------------------------------
Income before cumulative effect of change in
    accounting principle                                         47,350         34,352
Cumulative effect of change in accounting principle for
    derivative instruments and hedging activities, net of
    tax                                                              --            (62)
---------------------------------------------------------------------------------------

Net income                                                    $  47,350      $  34,290
=======================================================================================




                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                ($ in thousands)


                                                                  MARCH 31, 2002      DECEMBER 31, 2001
                                                                   (UNAUDITED)
-------------------------------------------------------------------------------------------------------
ASSETS
Investments (including $154,186 and $102,347 subject to
   securities lending agreements)                                 $  4,191,394          $  3,938,782
Separate accounts                                                    7,962,485             7,681,791
Deferred acquisition costs                                             906,043               814,369
Other assets                                                           266,020               221,325
-------------------------------------------------------------------------------------------------------
     Total Assets                                                 $ 13,325,942          $ 12,656,267
-------------------------------------------------------------------------------------------------------

LIABILITIES
Future policy benefits and claims                                 $  1,045,342          $  1,040,856
Contractholder funds                                                 2,932,101             2,624,570
Separate accounts                                                    7,962,485             7,681,791
Other liabilities                                                      399,126               331,486
-------------------------------------------------------------------------------------------------------
     Total Liabilities                                              12,339,054            11,678,703
-------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
     30,000 issued and outstanding                                       3,000                 3,000
Additional paid-in capital                                             417,316               417,316
Retained earnings                                                      588,514               541,164
Accumulated other changes in equity from nonowner sources              (21,942)               16,084
-------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                        986,888               977,564
-------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity                   $ 13,325,942          $ 12,656,267
=======================================================================================================




                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
            CONDENSED STATEMENTS OF CHANGES IN RETAINED EARNINGS AND
            ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
                                   (UNAUDITED)
                                ($ in thousands)



                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
-------------------------------------------------------------------------------------
STATEMENT OF CHANGES IN  RETAINED EARNINGS                      2002           2001
-------------------------------------------------------------------------------------
Balance, beginning of period                                 $ 541,164      $ 426,066
Net income                                                      47,350         34,290
-------------------------------------------------------------------------------------
Balance, end of period                                       $ 588,514      $ 460,356
=====================================================================================

-------------------------------------------------------------------------------------
STATEMENT OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
-------------------------------------------------------------------------------------

Balance, beginning of period                                 $  16,084      $  13,622
Cumulative effect of change in accounting principle for
    derivative instruments and hedging activities,
    net of tax                                                      --             62
Unrealized (losses) gains, net of tax                          (36,672)        15,131
Derivative instrument hedging activity (losses) gains,
    net of tax                                                  (1,354)         1,877
-------------------------------------------------------------------------------------
Balance, end of period                                       $ (21,942)     $  30,692
=====================================================================================

-------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
-------------------------------------------------------------------------------------

Net income                                                   $  47,350      $  34,290

Other changes in equity from nonowner sources                  (38,026)        17,070
-------------------------------------------------------------------------------------

Total changes in equity from nonowner sources                $   9,324      $  51,360
=====================================================================================




                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ in thousands)



                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2002           2001
---------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                         $ (23,760)     $ (48,050)
---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                        65,153         11,989
         Mortgage loans                                           2,876          4,618
     Proceeds from sales of investments
         Fixed maturities                                       481,524        374,444
         Equity securities                                           30          3,469
     Purchases of investments
         Fixed maturities                                      (860,088)      (556,082)
         Equity securities                                          (85)          (969)
         Mortgage loans                                          (1,177)          (368)
     Policy loans, net                                             (509)        (1,784)
     Short-term securities sales, net                            16,071          9,191
     Other investment purchases, net                             (3,335)        (1,803)
     Securities transactions in course of settlement, net        11,526         26,866
---------------------------------------------------------------------------------------
     Net cash used in investing activities                     (288,014)      (130,429)
---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                               370,144        219,114
     Contractholder fund withdrawals                            (62,611)       (41,209)
---------------------------------------------------------------------------------------
     Net cash provided by financing activities                  307,533        177,905
---------------------------------------------------------------------------------------

Net decrease in cash                                             (4,241)          (574)

Cash at beginning of period                                      19,514         14,938
---------------------------------------------------------------------------------------
Cash at end of period                                         $  15,273      $  14,364
---------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid (received)                             $      --      $ (25,256)
=======================================================================================




                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The condensed financial statements and accompanying footnotes of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted.

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2.   CHANGES IN ACCOUNTING PRINCIPLES

     BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. The carrying value of goodwill and other intangible assets was insignificant at March 31, 2002 and December 31, 2001.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     Effective January 1, 2002, the Company adopted the FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell. Depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of the new standard are to be applied prospectively.

3.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $407 million at December 31, 2001. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The Company does not have surplus available to pay dividends to TIC in 2002 without prior approval of the State of Connecticut Insurance Department.

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

RESULTS OF OPERATIONS ($ in millions)

FOR THE THREE MONTHS ENDED MARCH 31,                          2002         2001
                                                              ----         ----
Revenues                                                    $ 135.9      $ 127.9

Net income (1)                                              $  47.4      $  34.3

(1) Includes net realized investment gains of $2.6 million and $13.5 million in 2002 and 2001, respectively.

The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. These products are distributed primarily through Salomon Smith Barney (SSB), Primerica Financial Services (Primerica), affiliates of the Company, a nationwide network of independent financial professionals and non-affiliated broker-dealers. In addition, the Company distributes these products through CitiStreet Retirement Services and Citibank, N.A. (Citibank), affiliates of the Company.

Net income for the three months ended March 31, 2002 was $47.4 million, compared to $34.3 million for the three months ended March 31, 2001. Operating income, defined as income before net realized gains or losses on investments, increased 115% to $44.7 million for the first three months of 2002 from $20.8 million for the same period in the prior year. The 6.2% increase in total revenues was attributable to strong business volumes and the related investment income. The business volume growth in the individual annuity and individual life business is reflected in the 26.7% growth in fee income from $39.6 million in 2001 to $50.2 million in 2002. These revenue increases were partially offset by an 80% decrease in realized investment gains. The 52.4% increase in interest credited to contractholders and the increase in operating expenses were also driven by business volume growth. These increases in expenses were partially offset by a $29.8 million pre-tax reduction to the amortization of deferred acquisition costs in the individual annuity product line resulting from changes in underlying assumptions.

BUSINESS VOLUME ($ IN MILLIONS)

                                                 March       March
                                                 2002        2001       % Change
                                                 ----        ----       --------
Individual Annuity Account Balances             $10,252      $7,779       32%
Individual Life Net Premiums and Deposits       $   115      $   71       62%

The growth in individual annuity account balances reflects good in-force policy retention and market growth since March 31, 2001. Increased fixed annuity deposits during the first three months of 2002 versus the prior year period, particularly in the outside broker-dealer channel, were partially offset by declining variable annuity sales.

Individual life volumes continued to grow reflecting strong universal life and traditional life sales through the independent financial professionals channel and SSB.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY



PREMIUMS AND DEPOSITS ($ IN MILLIONS)

FOR THE THREE MONTHS ENDED MARCH 31,                          2002          2001
                                                              ----          ----
Deposits

Individual Annuity                                            $750          $740
Individual Life                                                106            63
Other Annuity                                                    1             1
                                                              ----          ----
     Total Deposits                                           $857          $804
     Total Premiums                                             10             9
                                                              ----          ----
Total Premiums and Deposits                                   $867          $813
                                                              ====          ====

The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.


INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (NAIC) and the states to identify companies that merit further regulatory action. At December 31, 2001, the Company had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The Company does not have surplus available to pay dividends to its parent in 2002 without prior approval of the State of Connecticut Insurance Department. The Company did not pay any dividends to its parent during the three months ended March 31, 2002 and 2001.

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



                                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                                  (Registrant)


Date     May 14, 2002                 /s/ Glenn D. Lammey
    ----------------------            -------------------------------------
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