Form 10-Q
period 2002-06-30
TRAVELERS LIFE & ANNUITY CO
filed 2002-08-14
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

       [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO________


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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Condensed Statements of Income for the three and
six months ended June 30, 2002 and 2001 (unaudited)............................3

Condensed Balance Sheets as of June 30, 2002 (unaudited) and
December 31, 2001..............................................................4

Condensed Statements of Changes in Shareholder's Equity
for the three and six months ended June 30, 2002 and 2001 (unaudited)..........5

Condensed Statements of Cash Flows for the
six months ended June 30, 2002 and 2001 (unaudited)............................6

Notes to Condensed Financial Statements (unaudited)............................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................9
---------------------------------------------



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................12
-----------------------------------------


SIGNATURES................................... ................................13

EXHIBIT 99.01.................................................................14

EXHIBIT 99.02.................................................................15

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                ($ in thousands)


                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
-----------------------------------------------------------------------------------------------------------------
                                                                2002          2001         2002          2001
                                                                ----          ----         ----          ----
REVENUES
Premiums                                                     $  10,556     $   9,233    $  20,823     $  18,186
Net investment income                                           76,151        62,276      143,370       118,420
Realized investment gains (losses)                             (19,699)          349      (15,636)       21,154
Fee income                                                      50,398        42,921      100,563        82,517
Other revenues                                                   5,186         3,290        9,322         5,665
-----------------------------------------------------------------------------------------------------------------
     Total Revenues                                            122,592       118,069      258,442       245,942
-----------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                           21,410        18,968       46,790        42,742
Interest credited to contractholders                            42,933        29,637       82,126        55,356
Amortization of deferred acquisition costs                      22,295        20,727       13,675        40,592
Operating expenses                                               6,173         5,416       13,181        11,196
 -----------------------------------------------------------------------------------------------------------------
     Total Benefits and Expenses                                92,811        74,748      155,772       149,886
-----------------------------------------------------------------------------------------------------------------
Income before federal income taxes and cumulative
     effect of change in accounting principle                   29,781        43,321      102,670        96,056

Federal income taxes                                            10,422        15,088       35,961        33,471
-----------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in
    accounting principle                                        19,359        28,233       66,709        62,585
Cumulative effect of change in accounting for
    derivative instruments and hedging activities, net of
     tax                                                            --            --           --           (62)
-----------------------------------------------------------------------------------------------------------------
Net income                                                   $  19,359     $  28,233    $  66,709     $  62,523
=================================================================================================================


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                ($ in thousands)


                                                             JUNE 30, 2002    DECEMBER 31, 2001
                                                              (UNAUDITED)
--------------------------------------------------------------------------------------------------
ASSETS
Investments (including $113,662 and $102,347 subject to
   securities lending agreements)                            $  4,547,070     $  3,938,782
Separate accounts                                               7,320,308        7,681,791
Deferred acquisition costs                                        966,681          814,369
Other assets                                                      359,441          221,325
--------------------------------------------------------------------------------------------------

     Total Assets                                            $ 13,193,500     $ 12,656,267
--------------------------------------------------------------------------------------------------


LIABILITIES
Future policy benefits                                       $  1,061,129     $  1,040,856
Contractholder funds                                            3,253,865        2,624,570
Separate accounts                                               7,320,308        7,681,791
Other liabilities                                                 531,641          331,486
--------------------------------------------------------------------------------------------------
     Total Liabilities                                         12,166,943       11,678,703
--------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
     30,000 issued and outstanding                                  3,000            3,000
Additional paid-in capital                                        417,316          417,316
Retained earnings                                                 607,873          541,164
Accumulated other changes in equity from nonowner sources          (1,632)          16,084
--------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                 1,026,557          977,564
--------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity              $ 13,193,500     $ 12,656,267

==================================================================================================


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                ($ in thousands)

                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK                                                          2002           2001           2002           2001
-----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                     $   3,000      $   3,000      $   3,000      $   3,000
Changes in common stock                                                 --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                           $   3,000      $   3,000      $   3,000      $   3,000
===================================================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                     $ 417,316      $ 417,316      $ 417,316      $ 417,316
Changes in Additional Paid-in-Capital                                   --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                           $ 417,316      $ 417,316      $ 417,316      $ 417,316
===================================================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
-----------------------------------------------------------------------------------------------------------------------------------

Balance, beginning of period                                     $ 588,514      $ 460,356      $ 541,164      $ 426,066
Net income                                                          19,359         28,233         66,709         62,523
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                           $ 607,873      $ 488,589      $ 607,873      $ 488,589
===================================================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
-----------------------------------------------------------------------------------------------------------------------------------

Balance, beginning of period                                     $ (21,942)     $  30,692      $  16,084      $  13,622
Cumulative effect of change in accounting principle for
   derivative instruments and hedging activities, net of tax            --             --             --             62
Unrealized gains (losses), net of tax                               16,848        (16,650)       (19,824)        (1,519)
Derivative instrument hedging activity gains (losses),
    net of tax                                                       3,462         (1,444)         2,108            433
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                           $  (1,632)     $  12,598      $  (1,632)     $  12,598
===================================================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                       $  19,359      $  28,233      $  66,709      $  62,523
Other changes in equity from nonowner sources                       20,310        (18,094)       (17,716)        (1,024)
-----------------------------------------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources                    $  39,669      $  10,139      $  48,993      $  61,499
===================================================================================================================================


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ in thousands)


                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   2002              2001
----------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                         $   (88,223)     $   (82,729)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                         112,820           36,114
         Mortgage loans                                            13,189            7,477
     Proceeds from sales of investments
         Fixed maturities                                         917,057          481,793
         Equity securities                                          1,044            5,013
     Purchases of investments
         Fixed maturities                                      (1,627,293)        (952,941)
         Equity securities                                           (346)          (1,219)
         Mortgage loans                                           (21,758)            (368)
     Policy loans, net                                               (987)          (1,989)
     Short-term securities sales (purchases), net                  17,496          (42,813)
     Other investment (purchases) sales, net                       (9,312)          13,435
     Securities transactions in course of settlement, net          68,232           98,384
----------------------------------------------------------------------------------------------
     Net cash used in investing activities                       (529,858)        (357,114)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                 748,540          541,435
     Contractholder fund withdrawals                             (119,245)         (84,544)
----------------------------------------------------------------------------------------------
     Net cash provided by financing activities                    629,295          456,891
----------------------------------------------------------------------------------------------

Net increase in cash                                               11,214           17,048

Cash at beginning of period                                        19,514           14,938
----------------------------------------------------------------------------------------------
Cash at end of period                                         $    30,728      $    31,986
----------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid (received)                             $    19,347      $   (20,994)
==============================================================================================

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

      ACCOUNTING CHANGES
      ------------------

      BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

      Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. All goodwill was fully amortized at December 31, 2001 and the Company did not have any other intangible assets with an indefinite useful life. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. The carrying value of other intangible assets with useful lives is $13 million at June 30, 2002.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


      IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

      Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell. Depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of the new standard are to be applied prospectively. There has been no impact as of June 30, 2002 on the Company's results of operations, financial condition or liquidity and the Company does not expect the impact of this standard to be significant.

      ACCOUNTING STANDARDS NOT YET ADOPTED
      ------------------------------------

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, FAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.

      The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the impact of this new standard to be significant.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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


RESULTS OF OPERATIONS ($ in millions)

                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,

                           2002            2001            2002            2001
                           ----            ----            ----            ----

Revenues                $  122.6        $  118.1        $  258.4        $  245.9

Net income (1)          $   19.4        $   28.2        $   66.7        $   62.5

(1) Includes net after-tax realized investment losses of $12.8 million and $10.2 million for the three and six months ended June 30, 2002 and gains of $.2 million and $13.7 million for the three and six months ended June 30, 2001, respectively.

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

Net income decreased $8.8 million for the three months ended June 30, 2002 versus the prior year period. Included in the second quarter of 2002 were $12.9 million of after-tax realized investment losses related to the impairment of investments in debt securities of WorldCom Inc. These realized losses were partially offset by operating income growth of $4.2 million. Operating income, defined as income before net realized investments gains or losses, was $32.2 million for the quarter ended June 30, 2002 up 14.8% from $28.0 million for the same period in the prior year. This increase in operating income is related to net investment income and fee income growth in the individual annuity and individual life lines which reflects increased business volumes. These increased volumes also caused a 12.9% increase in insurance benefits, a 44.9% increase in interest credited to contractholders and a 7.6% increase in amortization of deferred acquisition costs in the second quarter of 2002 over the same period in 2001.

Net income increased $4.2 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Net realized investment gains decreased $23.9 million, primarily related to the $12.9 million WorldCom Inc. loss during 2002 and various realized investment gains during 2001. This decrease in realized gains was fully offset by a $28.1 million operating income increase. Operating income was $76.9 million in the first six months of 2002 versus $48.8 million in the prior year period. This $28.1 million gain was driven by business volume growth and a $19.4 million after-tax reduction to the amortization of deferred acquisitions costs in the individual annuity product line resulting from changes in underlying lapse and interest rate assumptions during the first quarter of 2002.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


BUSINESS VOLUME ($ IN MILLIONS)

                                                       AT AND FOR THE                  AT AND FOR THE
                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                    2002            2001            2002            2001
                                                    ----            ----            ----            ----
Individual Annuity Account Balances                $9,896          $8,838          $9,896          $8,838
Individual Life Net Premiums and Deposits          $  117          $   80          $  232          $  151


The growth in individual annuity account balances reflects good in-force policy retention. Declining variable annuity sales were partially offset by increased fixed annuity deposits during the three and six months ended June 30, 2002 versus the prior year periods, particularly in the non-affiliated broker-dealer channel.

Individual life volumes continued to grow reflecting strong universal life and traditional life sales through the independent financial professionals channel and SSB.

PREMIUMS AND DEPOSITS ($ IN MILLIONS)

                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                             JUNE 30,                         JUNE 30,

                                      2002            2001           2002             2001
                                      ----            ----           ----             ----
Deposits
------
Individual Annuity                   $  767          $  868          $1,517          $1,608
Individual Life                         107              72             213             135
Other Annuity                             1              --               2               1
                                     ------          ------          ------          ------
     Total Deposits                  $  875          $  940          $1,732          $1,744
     Total Premiums                      11               9              21              18
---------------------------          ------          ------          ------          ------
Total Premiums and Deposits          $  886          $  949          $1,753          $1,762
                                     ======          ======          ======          ======

The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues. Declining variable sales were partially offset by increased fixed annuity deposits in both the three and six months ended June 30, 2002.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (NAIC) and the states to identify companies that merit further regulatory action. At December 31, 2001, the Company had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The Company does not have surplus available to pay dividends to its parent in 2002 without prior approval of the State of Connecticut Insurance Department. The Company did not pay any dividends to its parent during the six months ended June 30, 2002.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  EXHIBITS.

    EXHIBIT NO.    DESCRIPTION
    -----------   --------------

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



     99.01+ Certification Pursuant to 18 U.S.C. Section 1350.

     99.02+ Certification Pursuant to 18 U.S.C. Section 1350.
     ------------------------
     +Filed herewith



(b)  REPORTS ON FORM 8-K.

None.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE TRAVELERS LIFE AND ANNUITY COMPANY
                                                      (Registrant)


Date  August 14, 2002                 /s/ Glenn D. Lammey
    -----------------------           -----------------------------------------

                                      Glenn D. Lammey
                                      Executive Vice President,
                                      Chief Financial Officer and
                                      Chief Accounting Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)