Form 10-Q
period 2002-09-30
TRAVELERS LIFE & ANNUITY CO
filed 2002-11-14
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

     __       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO ______________

                       __________________________________

                         COMMISSION FILE NUMBER 33-58677
                       __________________________________

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

                                Yes  X    No _____

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

Condensed Statements of Income for the three and
nine months ended September 30, 2002 and 2001 (unaudited).............................3

Condensed Balance Sheets as of September 30, 2002 (unaudited) and
December 31, 2001.....................................................................4

Condensed Statements of Changes in Shareholder's Equity
for the three and nine months ended September 30, 2002 and 2001 (unaudited)...........5

Condensed Statements of Cash Flows for the
nine months ended September 30, 2002 and 2001 (unaudited).............................6

Notes to Condensed Financial Statements (unaudited)...................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................10

ITEM 4.  CONTROLS AND PROCEDURES.....................................................12

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................13

Signatures and Certifications........................................................14

Exhibit 99.01........................................................................17

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                ($ in thousands)

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  2002             2001            2002             2001
REVENUES
Premiums                                                       $  11,579       $  10,236       $  32,402       $  28,422
Net investment income                                             80,003          60,867         223,373         179,287
Realized investment gains (losses)                               (23,837)         (2,659)        (39,473)         18,495
Fee income                                                        50,172          44,857         150,735         127,374
Other revenues                                                     6,021           3,512          15,343           9,177
-------------------------------------------------------------------------------------------------------------------------
      Total Revenues                                             123,938         116,813         382,380         362,755
-------------------------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
Current and future insurance benefits                             23,405          21,145          70,195          63,887
Interest credited to contractholders                              47,527          33,489         129,653          88,845
Amortization of deferred acquisition costs                        21,793          25,690          35,468          66,282
Operating expenses                                                10,252           4,651          23,433          15,847
-------------------------------------------------------------------------------------------------------------------------
      Total Benefits and Expenses                                102,977          84,975         258,749         234,861
-------------------------------------------------------------------------------------------------------------------------
Income before federal income taxes and cumulative
     effect of change in accounting principle                     20,961          31,838         123,631         127,894

Federal income taxes                                               7,279          10,715          43,240          44,186
-------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in
    accounting principle                                          13,682          21,123          80,391          83,708
Cumulative effect of change in accounting for
    derivative instruments and hedging activities, net of
     tax                                                              --              --              --             (62)
-------------------------------------------------------------------------------------------------------------------------
Net income                                                     $  13,682       $  21,123       $  80,391       $  83,646
=========================================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                ($ in thousands)

                                                              SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                                 (UNAUDITED)
-----------------------------------------------------------------------------------------------------
ASSETS

Investments (including $74,650 and $102,347 subject to
   securities lending agreements)                                $ 4,988,082           $ 3,938,782
Separate accounts                                                  6,436,823             7,681,791
Deferred acquisition costs                                         1,021,042               814,369
Other assets                                                         404,944               221,325
-----------------------------------------------------------------------------------------------------
      Total Assets                                               $12,850,891           $12,656,267
-----------------------------------------------------------------------------------------------------
LIABILITIES

Future policy benefits                                           $ 1,147,152           $ 1,040,856
Contractholder funds                                               3,627,141             2,624,570
Separate accounts                                                  6,436,823             7,681,791
Other liabilities                                                    525,745               331,486
-----------------------------------------------------------------------------------------------------
      Total Liabilities                                           11,736,861            11,678,703
-----------------------------------------------------------------------------------------------------
SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
      30,000 issued and outstanding                                    3,000                 3,000
Additional paid-in capital                                           417,316               417,316
Retained earnings                                                    621,555               541,164
Accumulated other changes in equity from nonowner sources             72,159                16,084
-----------------------------------------------------------------------------------------------------
      Total Shareholder's Equity                                   1,114,030               977,564
-----------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholder's Equity                 $12,850,891           $12,656,267
=====================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                ($ in thousands)

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30,               SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------
COMMON STOCK                                                        2002           2001           2002         2001
---------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                     $   3,000      $   3,000     $   3,000     $   3,000
Changes in common stock                                                 --             --            --            --
---------------------------------------------------------------------------------------------------------------------
Balance, end of period                                           $   3,000      $   3,000     $   3,000     $   3,000
=====================================================================================================================

---------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
--------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                     $ 417,316      $ 417,316     $ 417,316     $ 417,316
Changes in Additional Paid-in-Capital                                   --             --            --            --
---------------------------------------------------------------------------------------------------------------------
Balance, end of period                                           $ 417,316      $ 417,316     $ 417,316     $ 417,316
=====================================================================================================================

---------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
---------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                     $ 607,873      $ 488,589     $ 541,164     $ 426,066
Net income                                                          13,682         21,123        80,391        83,646
---------------------------------------------------------------------------------------------------------------------
Balance, end of period                                           $ 621,555      $ 509,712     $ 621,555     $ 509,712
=====================================================================================================================

---------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
---------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                     $  (1,632)     $  12,598     $  16,084     $  13,622
Cumulative effect of change in accounting principle for
   derivative instruments and hedging activities, net of tax            --             --            --            62
Unrealized gains, net of tax                                        69,899         39,417        50,075        37,898
Derivative instrument hedging activity gains,
    net of tax                                                       3,892          4,479         6,000         4,912
---------------------------------------------------------------------------------------------------------------------
Balance, end of period                                           $  72,159      $  56,494     $  72,159     $  56,494
=====================================================================================================================

---------------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
---------------------------------------------------------------------------------------------------------------------
Net income                                                       $  13,682      $  21,123     $  80,391     $  83,646
Other changes in equity from nonowner sources                       73,791         43,896        56,075        42,872
---------------------------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources                    $  87,473      $  65,019     $ 136,466     $ 126,518
=====================================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ in thousands)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   2002              2001
--------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                          $   (97,516)     $  (122,333)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities of investments
            Fixed maturities                                       159,685           68,728
            Mortgage loans                                          15,585           15,798
      Proceeds from sales of investments
            Fixed maturities                                     1,217,752          679,852
            Equity securities                                       37,768            6,253
            Real Estate held for sale                                   --              (36)
      Purchases of investments
            Fixed maturities                                    (2,243,995)      (1,428,928)
            Equity securities                                      (42,596)          (2,150)
            Mortgage loans                                         (21,946)            (368)
      Policy loans, net                                             (9,112)          (3,585)
      Short-term securities sales, net                               2,657           89,515
      Other investment (purchases) sales, net                      (10,915)             348
      Securities transactions in course of settlement, net          (6,048)          32,623
--------------------------------------------------------------------------------------------
      Net cash used in investing activities                       (901,165)        (541,950)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Contractholder fund deposits                               1,167,790          791,306
      Contractholder fund withdrawals                             (165,218)        (122,771)
--------------------------------------------------------------------------------------------
      Net cash provided by financing activities                  1,002,572          668,535
--------------------------------------------------------------------------------------------
Net increase in cash                                                 3,891            4,252

Cash at beginning of period                                         19,514           14,938
--------------------------------------------------------------------------------------------
Cash at end of period                                          $    23,405      $    19,190
--------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Income taxes paid (received)                             $    19,505      $   (20,911)
============================================================================================

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

      The Company had a gross carrying amount of $22.3 million of contract-based intangible assets as of September 30, 2002 and 2001, with accumulated amortization of $9.6 million and $14.7 million as of September 30, 2002 and 2001, respectively. Amortization expense was $.2 million for each of the three months ended September 30, 2002 and 2001, and was $.7 million for each of the respective nine-month periods. Intangible assets amortization expense is estimated to be $.2 million for the remainder of 2002, $.9 million in 2003, $.8 million in 2004 and 2005, and $.7 million in 2006 and 2007.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

      IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

      Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell. Depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of the new standard are to be applied prospectively. There has been no impact as of September 30, 2002 on the Company's results of operations, financial condition or liquidity and the Company does not expect the impact of this standard to be significant.

      ACCOUNTING STANDARDS NOT YET ADOPTED

      ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

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

      ACCOUNTING FOR STOCK BASED COMPENSATION

      The Company currently applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans, under which there is generally no charge to earnings for employee stock option awards. Alternatively, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock-based award.

      Beginning in 2003, the Company intends to account for stock-based compensation issued with respect to 2003 and thereafter in accordance with the fair-value method prescribed by FAS 123. The Company does not expect this change in accounting principle to have a significant impact on its results of operations, financial condition or liquidity.

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

RESULTS OF OPERATIONS ($ in millions)

                THREE MONTHS ENDED     NINE MONTHS ENDED
                   SEPTEMBER 30,         SEPTEMBER 30,

                  2002       2001       2002       2001
                  ----       ----       ----       ----
Revenues         $123.9     $116.8     $382.4     $362.8

Net income       $ 13.7     $ 21.1     $ 80.4     $ 83.6

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

Net income decreased $7.4 million for the three months ended September 30, 2002 versus the prior year period. Net after-tax realized investment losses, were $17.1 million greater than the prior year period, primarily related to impairments of fixed maturity holdings in the energy sector.

Operating income, defined as income before net realized investments gains and losses, was $32.5 million for the quarter ended September 30, 2002 up 27.6% from $22.9 million for the same period in the prior year. This increase in operating income, including a one time real estate transaction, is related to net investment income and fee income growth in the individual annuity and individual life lines which reflects increased business volumes, offset partially by lower yields in the investment portfolio related to the declining interest rate environment in 2002 vs. 2001. These increased volumes also caused a 10.6% increase in insurance benefits, a 41.9% increase in interest credited to contractholders and an increase in operating expenses in the third quarter of 2002 over the same period in 2001.

Net income decreased $3.2 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Net realized investment losses were $29.0 million in 2002, compared to $12.0 million of gains in 2001. These losses were driven primarily by impairments to fixed maturity holdings, including $12.9 million of WorldCom Inc. in the second quarter and impairments of fixed maturity holdings in the energy sector in the third quarter of 2002.

Operating income was $109.3 million in the first nine months of 2002 versus $71.7 million in the prior year period. This $37.6 million increase was driven by individual annuity and individual life business volume growth, a one time real estate transaction and a $19.4 million after-tax reduction to the amortization of deferred acquisition costs in the individual annuity product line resulting from changes in underlying lapse and interest rate assumptions during the first quarter of 2002. These increases were partially offset by lower yields in the fixed income investment portfolio related to the declining interest rate environment in 2002 vs. 2001. The increased volumes caused increases in insurance benefits, interest credited to contractholders and operating expenses over the prior year nine-month period.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

BUSINESS VOLUME ($ IN MILLIONS)

                                                AT AND FOR THE          AT AND FOR THE
                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                2002        2001        2002        2001
                                                ----        ----        ----        ----
Individual Annuity Account Balances            $9,412      $8,332      $9,412      $8,332
Individual Life Net Premiums and Deposits      $  108      $   72      $  340      $  223

The growth in September 30, 2002 individual annuity account balances over September 30, 2001 reflects strong sales and good in-force policy retention, which were partially offset by declining equity market values.

Individual life volumes continued to grow, reflecting strong universal life and traditional life sales through the independent financial professionals channel and SSB.

The Company's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit and revenue performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable products. Declines in credit quality of issuers will have a negative effect on earnings. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 12.

PREMIUMS AND DEPOSITS ($ IN MILLIONS)

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                   2002        2001        2002         2001
                                   ----        ----        ----         ----
Deposits

Individual Annuity                 $618        $720        $2,135     $2,328
Individual Life                      98          63           311        198
Other Annuity                         2           1             4          2
                                   ----        ----        ------     ------
     Total Deposits                $718        $784        $2,450     $2,528
     Total Premiums                  11          10            32         28
                                   ----        ----        ------     ------
Total Premiums and Deposits        $729        $794        $2,482     $2,556
                                   ====        ====        ======     ======

The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues. Declining variable annuity sales, resulting from lower yields in the investment portfolio related to the declining interest rate environment in 2002 vs. 2001, were partially offset by increased fixed annuity deposits in both the three and nine months ended September 30, 2002.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (NAIC) and the states to identify companies that merit further regulatory action. At December 31, 2001, the Company had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The Company does not have surplus available to pay dividends to its parent in 2002 without prior approval of the

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

State of Connecticut Insurance Department. The Company did not pay any dividends to its parent during the nine months ended September 30, 2002.


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

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

(B) CHANGES IN INTERNAL CONTROLS.

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

                              THE TRAVELERS LIFE AND ANNUITY COMPANY
                                            (Registrant)



Date  November 14, 2002       /s/ Glenn D. Lammey
      -------------------     -----------------------------------------------
                              Glenn D. Lammey
                              Executive Vice President,
                              Chief Financial Officer and Chief Accounting
                              Officer
                              (Principal Financial Officer and Principal
                              Accounting Officer)


                                 CERTIFICATIONS

I, Glenn D. Lammey, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Travelers Life and Annuity Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                 CERTIFICATIONS
                                   (continued)

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    November 14, 2002           /s/ Glenn D. Lammey
     -------------------------      --------------------------------------------
                                    Glenn D. Lammey
                                    Executive Vice President,
                                    Chief Financial Officer and Chief Accounting
                                    Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)


I, George C. Kokulis, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Travelers Life and Annuity Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                 CERTIFICATIONS
                                   (continued)

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   November 14, 2002                      /s/ George C. Kokulis
     ---------------------------------        --------------------------------
                                              George C. Kokulis
                                              Chief Executive Officer