Form 10-K
period 2002-12-31
TRAVELERS LIFE & ANNUITY CO
filed 2003-03-21
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

         [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO __________

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

                 ONE CITYPLACE, HARTFORD, CONNECTICUT 06103-3415
               (Address of principal executive offices) (Zip Code)

                                 (860) 308-1000
              (Registrant's telephone number, including area code)

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

                         Yes [X]             No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                         Yes [ ]             No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                                                           PAGE
-----------                                                                                                           ----
                                                             PART I
    1.       Business.............................................................................................      2

    2.       Properties...........................................................................................      4

    3.       Legal Proceedings....................................................................................      4

    4.       Submission of Matters to a Vote of Security Holders..................................................      5

                                                             PART II
    5.       Market for Registrant's Common Equity and Related Stockholder Matters................................      5

    6.       Selected Financial Data..............................................................................      5

    7.       Management's Discussion and Analysis of Financial Condition and Results of Operations................      5

    7A.      Quantitative and Qualitative Disclosures About Market Risk...........................................     10

    8.       Financial Statements and Supplementary Data..........................................................     12

    9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................     40

                                                             PART III
    10.      Directors and Executive Officers of the Registrant...................................................     41

    11.      Executive Compensation...............................................................................     41

    12.      Security Ownership of Certain Beneficial Owners and Management.......................................     41

    13.      Certain Relationships and Related Transactions.......................................................     41

    14.      Controls and Procedures..............................................................................     41

                                                             PART IV
    15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................     42

             Exhibit Index........................................................................................     43

             Signatures and Certifications........................................................................     44

             Index to Financial Statements and Financial Statement Schedules......................................     48

             Exhibit 14.01........................................................................................     53

             Exhibit 99.01........................................................................................     55

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The periodic reports of Citigroup and TIC provide additional business and financial information concerning those companies and their consolidated subsidiaries. On March 27, 2002, Travelers Property Casualty Corp. (TPC), TIC's parent at December 31, 2001, completed its initial public offering (IPO). On August 20, 2002, Citigroup made a tax-free distribution of the majority of its remaining interest in TPC to Citigroup's stockholders. Prior to the IPO, the common stock of TIC was distributed by TPC to Citigroup Insurance Holding Corporation (CIHC) so that TIC and the Company would remain indirect wholly owned subsidiaries of Citigroup.

The Company is a stock insurance company chartered in 1973 in the State of Connecticut and has been continuously engaged in the insurance business since that time. The Company is licensed to conduct life and annuity insurance business in all the states except New York. The Company is also licensed to conduct life and annuity insurance business in the District of Columbia and Puerto Rico.

The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. These products are distributed primarily through, Salomon Smith Barney (SSB), Primerica Financial Services
(PFS), affiliates of the Company, a nationwide network of independent financial professionals and non-affiliated broker-dealers. In addition, the Company distributes these products through CitiStreet Retirement Services and Citibank, N.A. (Citibank), also affiliates of the Company. The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues.

The Company has assets held in a separate account related to reserves on structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the separate account assets. The assets held in this separate account are owned by the Company and contractholders do not share in their investment performance. These contracts were purchased by TPC in connection with the settlement of certain of their policyholder obligations. Effective April 1998, the Company no longer writes structured settlement contracts.

Additional information about the Company is available on Citigroup's website at http://www.citigroup.com by selecting the "Investor Relations" page and selecting "SEC Filings".

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

In 2001, four of the Company's IRIS ratios had fallen outside of the usual range due to growth in sales of deferred annuities. For 2001, the regulators have been satisfied upon follow-up that there was no solvency problem. In 2002, three ratios have fallen outside of the usual range. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of the Company during the two years ended December 31, 2002.

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

The RBC formula for life insurers measures four major areas of risk:

         -        asset risk (i.e., the risk of asset default),

         - insurance risk (i.e., the risk of adverse mortality and morbidity experience),

         - interest rate risk (i.e., the risk of loss due to changes in interest rates) and

         -        business risk (i.e., normal business and management risk).

Under laws adopted by the states, insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending upon the level of capital inadequacy.

The RBC law provides for four levels of regulatory action as defined by the NAIC. The extent of regulatory intervention and action increases as the level of total adjusted capital to RBC falls. The first level, the company action level, requires an insurer to submit a plan of corrective actions to the regulator if total adjusted capital falls below 200% of the RBC amount. The second level, the regulatory action level, requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the RBC amount. The third level, the authorized control level, authorizes the relevant commissioner to take whatever regulatory actions are considered necessary to protect the best interest of the policyholders and creditors of the insurer which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if total adjusted capital falls below 100% of the RBC amount. The fourth level, the mandatory control

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

level, requires the relevant insurance commissioner to place the insurer under regulatory control if total adjusted capital falls below 70% or the RBC amount.

The formulas have not been designed to differentiate among adequately capitalized companies, which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formula to rate or rank companies. At December 31, 2002, the Company had total adjusted capital in excess of amounts requiring company action or any level of regulatory action at any prescribed RBC level.

Insurance Regulation Concerning Dividends

The Company is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the State of Connecticut Insurance Department for the declaration or payment of any dividend which, together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The Company does not have surplus available to pay dividends to TIC in 2003 without prior approval of the State of Connecticut Insurance Department.

Code of Ethics

The Company has adopted a code of ethics for financial professionals which applies to the Company's principal executive officer and principal financial and accounting officer. The code of ethics for financial professionals has been included as an exhibit to this Form 10-K.

ITEM 2.  PROPERTIES.

The Company's executive offices are located in Hartford, Connecticut. At December 31, 2002 TIC leased approximately 284,000 square feet from Travelers Property Casualty Corp (TPC) at One Tower Square, Hartford, Connecticut under a lease that runs through March 31, 2003. The Company also occupies this space leased by TIC and is allocated expense according to cost sharing agreements. TIC previously owned this building complex and sold it, as well as a building in Norcross, Georgia housing TPC's information systems department, to TPC for $68 million as part of the TPC spin-off from Citigroup on February 28, 2002.

The Company and TIC are moving their executive offices to One Cityplace in Hartford, Connecticut, during the first quarter of 2003. The Company and TIC, will occupy 373,000 square feet at this location under an operating lease that runs through October 31, 2008.

Management believes that these facilities are suitable and adequate for the Company's current needs.

The foregoing discussion does not include information on investment properties.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, the Company is a defendant or co-defendant in various litigation matters incidental to and typical of the businesses in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity. This

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" included in
Item 7.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has 100,000 authorized shares of common stock, of which 30,000 are issued and outstanding as of December 31, 2002. All outstanding shares of the Company's common stock are held by TIC, and there exists no established public trading market for the common stock of the Company. The Company did not pay dividends in 2002 or 2001. See Note 7 of Notes to Financial Statements for dividend restrictions.

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

The Travelers Life and Annuity Company (the Company), is a wholly owned subsidiary of The Travelers Insurance Company (TIC). On March 27, 2002, Travelers Property Casualty Corp. (TPC), TIC's parent at December 31, 2001, completed its initial public offering (IPO). On August 20, 2002, Citigroup made a tax-free distribution of the majority of its remaining interest in TPC to Citigroup's stockholders. Prior to the IPO, the common stock of TIC was distributed by TPC to Citigroup Insurance Holding Corporation (CIHC) so that TIC and the Company would remain an indirect wholly owned subsidiary of Citigroup.

The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. These products are distributed primarily through Salomon Smith Barney (SSB), Primerica Financial Services
(PFS), affiliates of the Company, a nationwide network of independent financial professionals and non-affiliated broker-dealers. In addition, the Company distributes these products through CitiStreet Retirement Services and Citibank, N.A. (Citibank), also affiliates of the Company.

CRITICAL ACCOUNTING POLICIES

The Notes to the Financial Statements contain a summary of the Company's significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies, as well as estimates made by management, are considered to be critical to the portrayal of the Company's financial condition since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

INVESTMENTS

Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements (see
Note 2 of Notes to Financial Statements), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes. If these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment are used to record fair value. Changes in the assumptions could affect the fair values of investments. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts regular reviews to assess whether other-than-temporary impairments exist. Changing economic conditions - global, regional, or related to specific issuers or industries - could adversely affect these investments.

FUTURE POLICY BENEFITS

Future policy benefits represent liabilities for future insurance policy benefits. The annuity payout reserves are calculated using the mortality and interest assumptions used in the actual pricing of the benefit. Mortality assumptions are based on Company experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. The interest rates range from 2.1% to 7.9% for these annuity products with a weighted average interest rate of 7.2%, including adverse deviation. Traditional life products include whole life and term insurance. Future policy benefits for traditional life products are estimated on the basis of actuarial assumptions as to mortality, persistency and interest, established at policy issue. Interest assumptions applicable to traditional life products range from 3.0% to 7.0%, with a weighted average of 6.0%. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest assumptions, include a margin for adverse deviation. Appropriate recognition has been given to experience rating and reinsurance.

DEFERRED ACQUISITION COSTS

Costs of acquiring traditional life, universal life, deferred annuities and payout annuities are deferred. These deferred acquisition costs (DAC) costs include principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business. The method for determining amortization of deferred acquisition costs varies by product type based upon three different accounting pronouncements: Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" (FAS 60), Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (FAS 91) and Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments" (FAS
97).

DAC for deferred annuities, both fixed and variable, and payout annuities are amortized employing a level effective yield methodology per FAS 91 as permitted by AICPA Practice Bulletin 8. An amortization rate is developed using the outstanding DAC balance and projected account balances and is applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that contains assumptions related to investment returns and persistency. The model rate is evaluated periodically, at least annually, and the actual rate is reset in the following quarter and applied prospectively. A new amortization pattern is developed so that the DAC

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

balances will be amortized over the remaining estimated life of the business. DAC for these products is currently being amortized over 10-15 years.

DAC for universal life is amortized in relation to estimated gross profits from surrender charges, investment, mortality, and expense margins per FAS 97. Actual profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Re-estimates of gross profits result in retrospective adjustments to earnings by a cumulative charge or credit to income. DAC for this product is currently being amortized over 16-25 years.

DAC relating to traditional life, including term insurance, is amortized in relation to anticipated premiums per FAS 60. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy. DAC for this product is currently being amortized over 5-20 years.

DAC is reviewed to determine if it is recoverable from future income, including investment income, and, if not recoverable, is charged to expense. All other acquisition expenses are charged to operations as incurred.

PREMIUMS

Premiums are recognized as revenues when due. Premiums for contracts with a limited number of premium payments, due over a significantly shorter period than the period over which benefits are provided, are considered income when due. The portion of premium which is not required to provide for benefits and expenses is deferred and recognized in income in a constant relationship to insurance benefits in force.

RESULTS OF OPERATIONS ($ in millions)

FOR THE YEARS ENDED DECEMBER 31,                       2002            2001
--------------------------------                       ----            ----
Revenues                                             $ 533.5          $ 503.9
                                                     =======          =======

Net income                                           $ 103.4          $ 115.1

Realized gains/(losses), net of tax                    (19.9)            16.9
                                                     -------          -------

Operating Income                                     $ 123.3          $  98.2
                                                     =======          =======

Net income decreased $11.7 million for the year ended December 31, 2002 versus the prior year period. This decrease in net income was driven by a $36.8 million decrease in realized investment activity. Net realized investment losses were $19.9 million in 2002, compared to $16.9 million of gains in 2001. These 2002 losses were driven primarily by impairments to fixed maturity holdings, including $12.9 million of WorldCom Inc. and other impairments of fixed maturity holdings in the energy sector. The decrease from realized investment activity was partially offset by operating income growth.

Operating income was $123.3 million and $98.2 million in 2002 and 2001, respectively. This increase in operating income was driven by revenues from individual annuity and individual life business volume growth, a one-time real estate transaction and a $19.4 million after-tax reduction to the amortization of DAC in the individual annuity product line resulting from changes in underlying lapse and interest rate assumptions during the first quarter of 2002. These increases were partially offset by lower yields in the fixed income investment portfolio related to the declining interest rate environment in 2002 versus 2001.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

Interest credited grew 44% to $181 million in 2002 primarily due to growth in individual annuity contractholder funds balances. Increased business volumes also caused increases in insurance benefits and operating expenses over the prior year twelve-month period.

The amortization of capitalized DAC is a significant component of the Company's expenses. Recording of DAC varies based upon product type. DAC for deferred annuities, both fixed and variable, and payout annuities employs a level yield methodology as per FAS 91. DAC for universal life (UL) is amortized in relation to estimated gross profits as per FAS 97, with traditional life, including term insurance and other products amortized in relation to anticipated premiums as per FAS 60.

The following is a summary of capitalized DAC by type:

                               Traditional  Deferred
($ in millions)                   Life      Annuity      UL       Total
-------------------------------------------------------------------------
Beginning balance
December 31, 2000                $ 36.8     $ 384.4   $ 158.3   $   579.5

Commissions and expenses
  deferred                         18.4       202.9     103.0       324.3

Amortization expense               (7.5)      (75.8)     (6.1)      (89.4)

-------------------------------------------------------------------------
Balance December 31, 2001          47.7       511.5     255.2       814.4

Commissions and expenses
  deferred                         16.5       169.4     130.8       316.7

Amortization expense               (8.9)      (48.8)     (9.3)      (67.0)
-------------------------------------------------------------------------
Balance December 31, 2002        $ 55.3     $ 632.1   $ 376.7   $ 1,064.1
-------------------------------------------------------------------------

BUSINESS VOLUME ($ IN MILLIONS)

                                                        AT AND FOR THE
                                                     TWELVE MONTHS ENDED
                                                         DECEMBER 31,
                                                       2002       2001
                                                       ----       ----
Individual Annuity Account Balances                  $ 10,019    $ 9,701
Individual Life Net Premiums and Deposits            $    471    $   335

The growth in December 31, 2002 individual annuity account balances over December 31, 2001 reflects strong sales and good in-force policy retention, which were partially offset by declining equity market values. Individual life volumes continued to grow, reflecting strong universal life and traditional life sales through the independent financial professionals channel and SSB.

PREMIUMS AND DEPOSITS ($ in millions)

FOR THE YEARS ENDED DECEMBER 31,                           2002            2001
--------------------------------                           ----            ----
Deposits
Individual Annuity                                       $ 2,587          $ 3,138
Individual Life                                              433              299
Other Annuity                                                  4                3
                                                         -------          -------
    Total Deposits                                         3,024            3,440
                                                         -------          -------
    Total Premiums                                            43               39
                                                         -------          -------
Total Premiums and Deposits                              $ 3,067          $ 3,479
                                                         =======          =======

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

The majority of the annuity business and a substantial portion of the individual life business written by the Company are accounted for as investment contracts, with the result that the deposits collected from contractholders are reported as liabilities and are not included in revenues. Declining variable annuity sales, which resulted from lower yields in the investment portfolio related to the declining interest rate environment in 2002 versus 2001, were partially offset by increased fixed annuity deposits.

The individual life premiums and deposits grew 40% to $471 million in 2002 versus $335 million in 2001, reflecting strong traditional agency universal and life production. Of the December 31, 2002 and 2001 premiums, 17% and 21% were attributable to sales by SSB, respectively.

OUTLOOK

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on the following page.

The Company is included in the Travelers Life & Annuity (TLA) segment of TIC and its outlook should be considered within that context. TLA should benefit from growth in the aging population which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. TLA is well positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and retirement, and estate planning products sold through established distribution channels.

However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Also, the annuities business is interest rate and market sensitive. TLA's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable products. Declines in credit quality of issuers will have a negative effect on earnings.

In order to strengthen its competitive position, TLA expects to maintain a current product portfolio, further diversify its distribution channels, and retain its financial position through strong sales growth and maintenance of an efficient cost structure.

In July 2002, the Accounting Standards Executive Committee (AcSEC) issued a Proposed Statement of Position (PSOP) on Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. This PSOP includes accounting and disclosure for separate account assets, liabilities, gains and losses transferred from the separate account, as well as accounting and reserving for nontraditional contracts that contain death and other insurance features. The contracts containing death and other insurance features are generally referred to as Guaranteed Minimum Death Benefits (GMDB). The Company reports GMDB reserves in future policy benefits. These reserves are currently sufficient to cover the reserves required by this PSOP. The effective date of this PSOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. The adoption of this PSOP will not have a significant effect on the Company's results of operations, financial condition or liquidity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

President Bush's recent budget proposal (the Budget Proposal) contains a number of provisions that could impact the Company, including provisions to eliminate the double taxation of corporate dividends and to create new types of savings accounts with tax-free earnings. The Budget Proposal is in its early stages of consideration.

It is not possible to predict whether the Budget Proposal will be enacted, what form such legislation might take when enacted or the potential effects of such legislation on the Company and its competitors. The Company does not expect the Budget Proposal to have a material impact on its financial condition or liquidity.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings and the Company's market risk as well as the discussions of the Company's prospects under "Outlook" on the previous page.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2002. The Company's market risk sensitive instruments are entered into for purposes other than trading.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2001. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods. The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on the previous page.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 2002 and 2001. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $262 million and $204 million based on a 100 basis point increase in interest rates as of December 31, 2002 and 2001, respectively.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $242 million and $176 million based on a 100 basis point increase in interest rates as of December 31, 2002 and 2001, respectively.

Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments as a result of a 100 basis point increase in interest rates as of December 31, 2002 and 2001 is not material.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  ----
Independent Auditors' Report................................................................................       13

Financial Statements:

    Statements of Income for the years ended
    December 31, 2002, 2001 and 2000........................................................................       14

    Balance Sheets as of December 31, 2002 and 2001.........................................................       15

    Statements of Changes in Shareholder's Equity for the years
    ended December 31, 2002, 2001 and 2000..................................................................       16

    Statements of Cash Flows for the years ended
    December 31, 2002, 2001 and 2000........................................................................       17

    Notes to Financial Statements...........................................................................       18

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
The Travelers Life and Annuity Company:

We have audited the accompanying balance sheets of The Travelers Life and Annuity Company as of December 31, 2002 and 2001, and the related statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Life and Annuity Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002, and its methods of accounting for derivative instruments and hedging activities and for securitized financial assets in 2001.

/s/ KPMG LLP

Hartford, Connecticut
January 21, 2003

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                              STATEMENTS OF INCOME
                                ($ in thousands)

FOR THE YEAR ENDED DECEMBER 31,                                                2002               2001              2000
                                                                               ----               ----              ----
REVENUES
Premiums                                                                    $  42,893          $  39,222          $  33,941
Net investment income                                                         311,946            251,054            214,174
Realized investment gains (losses)                                            (30,584)            26,144             (7,396)
Fee income                                                                    189,686            173,113            127,378
Other revenues                                                                 19,530             14,317              9,625
---------------------------------------------------------------------------------------------------------------------------
     Total Revenues                                                           533,471            503,850            377,722
---------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                          94,513             88,842             78,403
Interest credited to contractholders                                          180,610            125,880             77,579
Amortization of deferred acquisition costs                                     66,972             89,475             68,254
Operating expenses                                                             32,352             23,404             14,095
---------------------------------------------------------------------------------------------------------------------------
     Total Benefits and Expenses                                              374,447            327,601            238,331
---------------------------------------------------------------------------------------------------------------------------
Income before federal income taxes and cumulative effect of
   change in accounting principle                                             159,024            176,249            139,391

Federal income taxes
     Current                                                                  (31,143)           (19,007)            11,738
     Deferred                                                                  86,797             80,096             36,748
---------------------------------------------------------------------------------------------------------------------------
     Total Federal Income Taxes                                                55,654             61,089             48,486
---------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change in accounting principle             103,370            115,160            90,905

Cumulative effect of change in accounting for derivative
     instruments and hedging activities, net of tax                                 -                (62)                -
---------------------------------------------------------------------------------------------------------------------------

Net Income                                                                  $ 103,370          $ 115,098          $  90,905
===========================================================================================================================

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                 BALANCE SHEETS
                                ($ in thousands)

AT DECEMBER 31,                                                                                  2002             2001
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (including $144,284 and
     $102,347 subject to securities lending agreements) (cost $4,385,801
     and $3,308,142)                                                                         $  4,520,299     $  3,352,227
Equity securities, at fair value (cost $14,939 and $16,251)                                        14,495           15,738
Mortgage loans                                                                                    134,078          125,629
Short-term securities                                                                             475,365          206,759
Other invested assets                                                                             384,616          238,429
--------------------------------------------------------------------------------------------------------------------------
     Total Investments                                                                          5,528,853        3,938,782
--------------------------------------------------------------------------------------------------------------------------
Separate accounts                                                                               6,862,009        7,681,791
Deferred acquisition costs                                                                      1,064,118          814,369
Premiums and fees receivable                                                                       59,636           56,207
Other assets                                                                                      179,558          165,118
--------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                            $ 13,694,174     $ 12,656,267
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Future policy benefits and claims                                                            $  1,145,692     $  1,040,856
Contractholder funds                                                                            3,886,083        2,624,570
Separate accounts                                                                               6,862,009        7,681,791
Other liabilities                                                                                 441,249          261,395
Deferred federal income taxes                                                                     199,350           70,091
--------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                         12,534,383       11,678,703
--------------------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
   30,000 issued and outstanding                                                                    3,000            3,000
Additional paid-in capital                                                                        417,316          417,316
Retained earnings                                                                                 644,534          541,164
Accumulated other changes in equity from nonowner sources                                          94,941           16,084
--------------------------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                                                 1,159,791          977,564
--------------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity                                              $ 13,694,174     $ 12,656,267
==========================================================================================================================

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                ($ in thousands)

                                                                                     FOR THE YEAR ENDED
                                                                                        DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------
COMMON STOCK                                                               2002             2001            2000
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                             $     3,000        $   3,000       $   3,000
Changes in common stock                                                          -                -               -
-------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                   $     3,000        $   3,000       $   3,000
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                             $   417,316        $ 417,316       $ 167,316
Contribution from Parent Company                                                 -                -         250,000
-------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                   $   417,316        $ 417,316       $ 417,316
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
-------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                             $   541,164        $ 426,066       $ 335,161
Net income                                                                 103,370          115,098          90,905
-------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                   $   644,534        $ 541,164       $ 426,066
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
-------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                             $    16,084        $  13,622       $ (39,312)
Cumulative effect of change in accounting principle for
   derivative instruments and hedging activities, net of tax                     -               62               -
Unrealized gains (losses), net of tax                                       73,750             (924)         52,934
Derivative instrument hedging activity gains,
    net of tax                                                               5,107            3,324               -
-------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                   $    94,941        $  16,084       $  13,622
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
-------------------------------------------------------------------------------------------------------------------

Net income                                                             $   103,370        $ 115,098       $  90,905
Other changes in equity from nonowner sources                               78,857            2,462          52,934
-------------------------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources                          $   182,227        $ 117,560       $ 143,839
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Changes in total shareholder's equity                                  $   182,227        $ 117,560       $ 393,839
Balance, beginning of year                                                 977,564          860,004         466,165
-------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                   $ 1,159,791        $ 977,564       $ 860,004
===================================================================================================================

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                ($ in thousands)

FOR THE YEARS ENDED DECEMBER 31,                                                    2002            2001             2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Premiums collected                                                         $    43,490     $    37,915      $    33,609
     Net investment income received                                                 276,813         211,179          186,362
     Fee and other income received                                                  238,970         211,885          136,194
     Benefits and claims paid                                                      (103,513)       (103,224)         (96,890)
     Interest credited to contractholders                                          (180,610)       (125,880)         (77,579)
     Operating expenses paid                                                       (343,932)       (354,506)        (325,180)
     Income taxes (paid) received                                                    88,888          45,257          (38,548)
     Other                                                                          (21,047)        (31,175)          40,628
----------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                         (941)       (108,549)        (141,404)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                           255,009          97,712          220,841
         Mortgage loans                                                              36,193          20,941           28,477
     Proceeds from sales of investments
         Fixed maturities                                                         1,689,931         938,987          843,856
         Equity securities                                                           35,556           6,363           30,772
         Mortgage loans                                                                   -               -           15,260
         Real estate held for sale                                                        -             (36)           2,115
     Purchases of investments
         Fixed maturities                                                        (3,018,069)     (2,022,618)      (1,564,237)
         Equity securities                                                          (35,735)         (2,274)         (20,361)
         Mortgage loans                                                             (44,632)        (14,494)         (17,016)
     Policy loans, net                                                              (11,201)         (3,395)          (2,675)
     Short-term securities (purchases) sales, net                                  (268,606)         40,618         (166,259)
     Other investment (purchases) sales, net                                        (20,915)         (6,334)             327
     Securities transactions in course of settlement, net                           117,806          64,698           21,372
----------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                   (1,264,663)       (879,832)        (607,528)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                 1,486,056       1,178,421          629,138
     Contractholder fund withdrawals                                               (224,542)       (185,464)        (115,289)
     Contribution from parent company                                                     -               -          250,000
----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                1,261,514         992,957          763,849
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                      (4,090)          4,576           14,917
Cash at beginning of year                                                            19,514          14,938               21
----------------------------------------------------------------------------------------------------------------------------
Cash at December 31,                                                            $    15,424     $    19,514      $    14,938
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

         BASIS OF PRESENTATION

         The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). On March 27, 2002, Travelers Property Casualty Corp. (TPC), TIC's parent at December 31, 2001, completed its initial public offering (IPO). On August 20, 2002, Citigroup made a tax-free distribution to its stockholders of the majority of its remaining interest in TPC. Prior to the IPO, the common stock of TIC was distributed by TPC to Citigroup Insurance Holding Corporation (CIHC) so that TIC and the Company would remain indirect wholly owned subsidiaries of Citigroup.

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

         ACCOUNTING CHANGES

         BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. All goodwill was fully amortized at December 31, 2001 and the Company did not have any other intangible assets with an indefinite useful life. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. See Note 4.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell. Depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of the new standard are to be applied prospectively. There has been no impact as of December 31, 2002 on the Company's results of operations, financial condition or liquidity due to this standard. The Company does not expect the impact of this standard to be significant in future reporting periods.

         ACCOUNTING STANDARDS NOT YET ADOPTED

         COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, FAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that FAS 146 will materially affect the Company's financial statements.

         STOCK-BASED COMPENSATION

         On January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS
         123), prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", issued in December 2002. FAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to APB 25, the alternative method of accounting, an offsetting increase to stockholders' equity under FAS 123 is recorded equal to the amount of compensation expense charged. The adoption of this change in accounting principle will not have a significant impact on the Company's results of operations, financial condition or liquidity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This Interpretation changes the method of determining whether certain entities should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under FAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

         The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003.

         The Company has investments in entities that may be considered to be variable interests. The carrying value of these investments is approximately $121.9 million and primarily consists of interests in security and real estate investment funds and below investment grade asset-backed and mortgage-backed securities. The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. However, at this time, it is anticipated that the effect on the Company's Balance Sheets would be insignificant. As the Company continues to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         ACCOUNTING POLICIES

         INVESTMENTS

         Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements (see Note 2), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes. If these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment are used to record fair value. Changes in the assumptions could affect the fair values of investments. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts regular reviews to assess whether other-than-temporary impairments exist. Changing economic conditions - global, regional, or related to specific issuers or industries - could adversely affect these investments.

         Also included in fixed maturities are loan-backed and structured securities, which are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows, which are obtained from a widely accepted securities data provider.

         Equity securities, which include common and non-redeemable preferred stocks, are classified as "available-for-sale" and are carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

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

         Other invested assets include partnership investments and real estate joint ventures which are accounted for on the equity method of accounting. Undistributed income of these investments is reported in net investment income. Also included in other invested assets are policy loans which are carried at the amount of the unpaid balances that are not in excess of the net cash surrender values of the related insurance policies. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments, including financial futures contracts, swaps, options and forward contracts as a means of hedging exposure to interest rate changes, equity price change and foreign currency risk. The Company does not hold or issue derivative instruments for trading purposes. (See Note 9 for a more detailed description of the Company's derivative use.) Derivative financial instruments in a gain position are reported in the balance sheet in other assets, derivative financial instruments in a loss position are reported in the balance sheet in other liabilities and derivatives purchased to offset embedded derivatives on variable annuity contracts reported in other invested assets.

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

         For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives are reflected in realized investment gains and losses, together with changes in the fair value of the related hedged item. The net amount is reflected in current earnings. The Company's fair value hedges are primarily of available-for-sale securities.

         For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent that derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported in the accumulated other changes in equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in realized investment gains and losses. The Company's cash flow hedges primarily include hedges of foreign denominated funding agreements and floating rate available-for-sale securities. Derivatives that are either hedging instruments that are carried at fair value or do not qualify as hedges under the new rules are also carried at fair value with changes in value reflected in realized investment gains and losses.

         For those hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in the accumulated other changes in equity from nonowner sources and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship is discontinued because a forecasted transaction will not occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in realized investment gains and losses.

         The Company also purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in realized gains and losses. The Company bifurcates an embedded derivative where the economic characteristics and risks of the embedded instrument are not clearly and closely related to the economic characteristics and risk of the host contract, the entire instrument would not otherwise

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         be re-measured at fair value and a separate instrument with the same terms of the embedded instrument would meet the definition of a derivative under FAS 133. Derivatives embedded in convertible debt securities are classified as fixed maturity securities, consistent with the host instruments.

         Prior to the adoption of FAS 133 on January 1, 2001, end-user derivatives designated as qualifying hedges were accounted for consistently with the risk management strategy as follows. Hedge accounting was generally used to account for derivatives. To qualify for hedge accounting the change in value of the derivative was expected to substantially offset the changes in value of the hedged item. Hedges were monitored to ensure that there was a high correlation between the derivative instruments and the hedged investment. Derivatives that did not qualify for hedge accounting were marked to market with changes in market value reflected in the statement of income.

         Payments to be received or made under interest rate swaps were accrued and recognized in net investment income. Swaps hedging investments were carried at fair value with unrealized gains and losses, net of taxes, charged directly to shareholder's equity. Interest rate and currency swaps hedging liabilities were treated as off-balance sheet instruments.

         INVESTMENT GAINS AND LOSSES

         Realized investment gains and losses are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts regular reviews to assess whether other-than-temporary impairments exist. Changing economic conditions-global, regional, or related to specific issuers or industries-could adversely affect these investments. Also included are gains and losses arising from the remeasurement of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company.

         SEPARATE ACCOUNTS

         The Company has separate accounts that primarily represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. Each of these accounts has specific investment objectives. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. The assets of these accounts are carried at fair value.

         Amounts assessed to the separate account contractholders for management services are included in revenues. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses.

         DEFERRED ACQUISITION COSTS

         Costs of acquiring traditional life, universal life, deferred annuities and payout annuities are deferred. These deferred acquisition costs
         (DAC) include principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business. The method for determining amortization of DAC varies by product

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         type based upon three different accounting pronouncements:
         Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" (FAS 60), Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (FAS 91) and Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments" (FAS 97).

         DAC for deferred annuities, both fixed and variable, and payout annuities are amortized employing a level effective yield methodology per FAS 91 as permitted by AICPA Practice Bulletin 8. An amortization rate is developed using the outstanding DAC balance and projected account balances and is applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that contains assumptions related to investment returns and persistency. The model rate is evaluated periodically, at least annually, and the actual rate is reset in the following quarter and applied prospectively. A new amortization pattern is developed so that the DAC balances will be amortized over the remaining estimated life of the business. DAC for these products is currently being amortized over 10-15 years.

         DAC for universal life is amortized in relation to estimated gross profits from surrender charges, investment, mortality, and expense margins per FAS 97. Actual profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Re-estimates of gross profits result in retrospective adjustments to earnings by a cumulative charge or credit to income. DAC for this product is currently being amortized over 16-25 years.

         DAC relating to traditional life, including term insurance, is amortized in relation to anticipated premiums per FAS 60. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy. DAC for this product is currently being amortized over 5-20 years.

         DAC is reviewed to determine if it is recoverable from future income, including investment income, and, if not recoverable, is charged to expense. All other acquisition expenses are charged to operations as incurred. See Note 4.

         VALUE OF INSURANCE IN FORCE

         The value of insurance in force, reported in other assets, is an asset that was recorded in 1993 at the time of acquisition of TIC and the Company by Citigroup's predecessor. It represents the actuarially determined present value of anticipated profits to be realized from annuity contracts at the date of acquisition using the same assumptions that were used for computing related liabilities, where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at an interest rate of 16% for the annuity business acquired. The annuity contracts are amortized employing a level yield method. The value of insurance in force is reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income. See
         Note 4.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         FUTURE POLICY BENEFITS

         Future policy benefits represent liabilities for future insurance policy benefits. The annuity payout reserves are calculated using the mortality and interest assumptions used in the actual pricing of the benefit. Mortality assumptions are based on Company experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. The interest rates range from 2.1% to 7.9% for these annuity products with a weighted average interest rate of 7.2%, including adverse deviation. Traditional life products include whole life and term insurance. Future policy benefits for traditional life products are estimated on the basis of actuarial assumptions as to mortality, persistency and interest, established at policy issue. Interest assumptions applicable to traditional life products range from 3.0% to 7.0%, with a weighted average of 6.0%. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest assumptions, include a margin for adverse deviation. Appropriate recognition has been given to experience rating and reinsurance.

         CONTRACTHOLDER FUNDS

         Contractholder funds represent receipts from the issuance of universal life, certain deferred annuity contracts and structured settlement contracts. For universal life contracts, contractholder fund balances are increased by receipts for mortality coverage, contract administration, surrender charges and interest accrued where one or more elements are not fixed or guaranteed. These balances are decreased by withdrawals, mortality charges and administrative expenses charged to the contractholder. Interest rates credited to contractholder funds related to universal life range from 4.1% to 6.5%, with a weighted average interest rate of 5.7%.

         Pension investment and certain annuity contracts do not contain significant insurance risk and are considered investment type contracts. Contractholder fund balances are increased by receipts and credited interest, and reduced by withdrawals and administrative expenses charged to the contractholder. Interest rates credited to these investment-type contracts range from 3.0% to 10.0% with a weighted average interest rate of 5.8%.

         GUARANTY FUND AND OTHER INSURANCE-RELATED ASSESSMENTS

         Included in other liabilities is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. State guaranty fund assessments are based upon the Company's share of premiums written or received in one or more years prior to an insolvency occurring in the industry. Once an insolvency has occurred, the Company recognizes a liability for such assessments if it is probable that an assessment will be imposed and the amount of the assessment can be reasonably estimated. At December 31, 2002 and 2001, the Company's liability for guaranty fund assessments was not significant.

         PERMITTED STATUTORY ACCOUNTING PRACTICES

         The Company, domiciled in the State of Connecticut, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the State of Connecticut Insurance Department. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The Company does not have any permitted statutory accounting practices.

         PREMIUMS

         Premiums are recognized as revenues when due. Premiums for contracts with a limited number of premium payments, due over a significantly shorter period than the period over which benefits are provided, are considered income when due. The portion of premium which is not required to provide for benefits and expenses is deferred and recognized in income in a constant relationship to insurance benefits in force.

         FEE INCOME

         Fee income is recognized on deferred annuity and universal life contracts for mortality, administrative and equity protection charges according to contract due dates. Fee income is recognized on variable annuity and universal life separate accounts either daily, monthly, quarterly or annually as per contract terms.

         OTHER REVENUES

         Other revenues include surrender penalties collected at the time of a contract surrender, and other miscellaneous charges related to annuity and universal life contracts recognized when received.

         INTEREST CREDITED TO CONTRACTHOLDERS

         Interest credited to contractholders represents amounts earned by universal life, pension investment and certain deferred annuity contracts in accordance with contract provisions.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

2.       INVESTMENTS

         FIXED MATURITIES

         The amortized cost and fair values of investments in fixed maturities were as follows:

                                                                         GROSS          GROSS
DECEMBER 31, 2002                                     AMORTIZED        UNREALIZED     UNREALIZED        FAIR
($ in thousands)                                        COST             GAINS          LOSSES          VALUE
----------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
     Mortgage-backed securities - CMOs and
     pass-through securities                         $   423,318       $  21,809       $     90      $   445,037
     U.S. Treasury securities and
     obligations of U.S. Government and
     government agencies and authorities                 217,602           5,958          2,115          221,445
     Obligations of states and political
     subdivisions                                         49,472           7,170              0           56,642
     Debt securities issued by foreign
     governments                                          21,530           2,146            296           23,380
     All other corporate bonds                         2,932,069         157,225         82,175        3,007,119
     All other debt securities                           737,215          35,255         10,926          761,544
     Redeemable preferred stock                            4,595           1,785          1,248            5,132
----------------------------------------------------------------------------------------------------------------
         Total Available For Sale                    $ 4,385,801       $ 231,348       $ 96,850      $ 4,520,299
----------------------------------------------------------------------------------------------------------------

                                                                         GROSS          GROSS
DECEMBER 31, 2001                                     AMORTIZED        UNREALIZED     UNREALIZED        FAIR
($ in thousands)                                        COST             GAINS          LOSSES          VALUE
----------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
     Mortgage-backed securities - CMOs
     and pass-through securities                     $   281,583       $   4,744      $   3,577      $   282,750
     U.S. Treasury securities and obligations
     of U.S. Government and government agencies
     and authorities                                     197,703           2,310         10,883          189,130
     Obligations of states and political
     subdivisions                                         44,587           1,903            355           46,135
     Debt securities issued by foreign
     governments                                          53,207           2,454            716           54,945
     All other corporate bonds                         2,112,121          62,649         25,784        2,148,986
     All other debt securities                           613,451          21,378         10,109          624,720
     Redeemable preferred stock                            6,090             365            894            5,561
----------------------------------------------------------------------------------------------------------------
         Total Available For Sale                    $ 3,308,742       $  95,803      $  52,318      $ 3,352,227
----------------------------------------------------------------------------------------------------------------

         Proceeds from sales of fixed maturities classified as available for sale were $1.7 billion, $939 million and $844 million in 2002, 2001 and 2000, respectively. Gross gains of $85.6 million, $67.0 million

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         and $22.4 million and gross losses of $29.9 million, $22.4 million and $31.2 million in 2002, 2001 and 2000, respectively, were realized on those sales. Additional losses of $66.9 million, $11.5 million and $2.9 million were realized due to other-than-temporary losses in value in 2002, 2001 and 2000, respectively. Impairment activity increased significantly beginning the fourth quarter of 2001 and continued through 2002. Impairments were concentrated in telecommunication and energy company investments.

         Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote is not available amounted to $840.4 million and $628.2 million at December 31, 2002 and 2001, respectively.

         The amortized cost and fair value of fixed maturities available for sale at December 31, 2002, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          AMORTIZED            FAIR
($ in thousands)                                             COST              VALUE
---------------------------------------------------------------------------------------
MATURITY:
     Due in one year or less                             $   178,198        $   180,542
     Due after 1 year through 5 years                      1,239,752          1,275,526
     Due after 5 years through 10 years                    1,689,810          1,731,046
     Due after 10 years                                      856,436            888,148
---------------------------------------------------------------------------------------
                                                           3,964,196          4,075,262
---------------------------------------------------------------------------------------

     Mortgage-backed securities                              423,318            445,037
---------------------------------------------------------------------------------------
         Total Maturity                                  $ 4,387,514        $ 4,520,229
---------------------------------------------------------------------------------------

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

         At December 31, 2002 and 2001, the Company held CMOs with a fair value of $265.5 million and $212.5 million, respectively. The Company's CMO holdings were 33.4% and 49.5% collateralized by GNMA, FNMA or FHLMC securities at December 31, 2002 and 2001, respectively. In addition, the Company held $177.8 million and $64.8 million of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 2002 and 2001, respectively. All of these securities are rated AAA.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally receives cash collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and reinvests in a short-term investment pool. See Note 10. The loaned securities remain a recorded asset of the Company, however, the Company records a liability for the amount of the cash collateral held, representing its obligation to return the cash collateral related to these loaned securities, and reports that liability as part of other liabilities in the consolidated balance sheet. At December 31, 2002 and 2001, the Company held cash collateral of $149.0 million and $104.3 million, respectively.

         EQUITY SECURITIES

         The cost and fair values of investments in equity securities were as follows:

                                                                   GROSS                GROSS
                                                                 UNREALIZED           UNREALIZED         FAIR
($ in thousands)                                  COST             GAINS                LOSSES           VALUE
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2002
     Common stocks                              $  2,599           $  37               $   699          $  1,937
     Non-redeemable preferred stocks              12,340             394                   176            12,558
----------------------------------------------------------------------------------------------------------------
         Total Equity Securities                $ 14,939           $ 431               $   875          $ 14,495
----------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2001
     Common stocks                              $  2,643           $  97               $   671          $  2,069
     Non-redeemable preferred stocks              13,608             439                   378            13,669
----------------------------------------------------------------------------------------------------------------
         Total Equity Securities                $ 16,251           $ 536               $ 1,049          $ 15,738
----------------------------------------------------------------------------------------------------------------

         Proceeds from sales of equity securities were $35.6 million, $6.4 million and $30.8 million in 2002, 2001 and 2000, respectively. Gross gains and losses on sales and impairments were insignificant.

         MORTGAGE LOANS

         Underperforming assets include delinquent mortgage loans over 90 days past due, loans in the process of foreclosure and loans modified at interest rates below market.

         At December 31, 2002 and 2001, the Company's mortgage loan portfolios consisted of the following:

($ in thousands)                                        2002             2001
--------------------------------------------------------------------------------
Current Mortgage Loans                               $ 130,303         $ 125,131
Underperforming Mortgage Loans                           3,775               498
--------------------------------------------------------------------------------
     Total                                           $ 134,078         $ 125,629
--------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         Aggregate annual maturities on mortgage loans at December 31, 2002 are as shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

($ in thousands)
2003                                                 $   5,017
2004                                                     8,690
2005                                                     6,380
2006                                                    15,892
2007                                                     6,049
Thereafter                                              92,050
--------------------------------------------------------------
     Total                                           $ 134,078
==============================================================

         CONCENTRATIONS

         The Company participates in a short-term investment pool maintained by TIC. See Note 11.

         The Company's industry concentrations of investments (primarily fixed maturities), excluding those in federal and government agencies, were as follows at fair value:

($ in thousands)                              2002          2001
------------------------------------------------------------------
Finance                                    $ 562,179     $ 286,824
Electric Utilities                           512,950       447,355
Media                                        324,008       235,790
Telecommunications                           304,171       213,644
Banking                                      265,442       222,581
------------------------------------------------------------------

         The Company held investments in foreign banks in the amount of $147 million and $144 million at December 31, 2002 and 2001, respectively, which are included in the table above. The Company defines its below investment grade assets as those securities rated Ba1 by Moody's Investor Services (or its equivalent) or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds and notes that are classified as below investment grade. Below investment grade assets included in the preceding table include $109 million and $38 million in Electric Utilities, $35 million and $21 million in Media, and $53 million and $5 million in telecommunications at December 31, 2002 and 2001, respectively; and total below investment grade assets were $413.7 million and $182.3 million at December 31, 2002 and 2001, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         Included in mortgage loans were the following group concentrations:

($ in thousands)
At December 31,                                 2002          2001
--------------------------------------------------------------------
STATE
California                                    $ 42,169      $ 43,700
New York                                        22,636        23,129
--------------------------------------------------------------------
PROPERTY TYPE
Agricultural                                  $ 79,075      $ 66,459
Office                                          44,094        37,243
--------------------------------------------------------------------

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

         RESTRUCTURED INVESTMENTS

         Mortgage loan and debt securities which were restructured at below market terms at December 31, 2002 and 2001 were insignificant. The new terms of restructured investments typically defer a portion of contract interest payments to varying future periods. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such assets was insignificant. Interest on these assets, included in net investment income, was insignificant.

         NET INVESTMENT INCOME

FOR THE YEAR ENDED DECEMBER 31,
($ in thousands)                                                    2002             2001           2000
-----------------------------------------------------------------------------------------------------------
GROSS INVESTMENT INCOME
       Fixed maturities                                           $ 276,818       $ 217,813       $ 163,091
       Joint ventures and partnerships                               25,746          21,481          34,574
       Mortgage loans                                                10,578          11,327          14,776
       Other                                                          3,542           3,288           4,398
-----------------------------------------------------------------------------------------------------------
            Total gross investment income                           316,684         253,909         216,839
-----------------------------------------------------------------------------------------------------------
Investment expenses                                                   4,738           2,855           2,665
-----------------------------------------------------------------------------------------------------------
Net investment income                                             $ 311,946       $ 251,054       $ 214,174
-----------------------------------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)

         Net realized investment gains (losses) for the periods were as follows:

FOR THE YEAR ENDED DECEMBER 31,
($ in thousands)                                                        2002            2001          2000
-------------------------------------------------------------------------------------------------------------
REALIZED
       Fixed maturities                                             $ (11,185)        $ 33,061      $ (11,742)
       Joint ventures and partnerships                                (19,423)          (4,980)        (1,909)
       Mortgage Loans                                                     (61)            (707)         3,825
       Other                                                               85           (1,230)         2,430
-------------------------------------------------------------------------------------------------------------
         Total realized investment gains (losses)                   $ (30,584)        $ 26,144      $  (7,396)
-------------------------------------------------------------------------------------------------------------

         Changes in net unrealized investment gains (losses) that are included as accumulated other changes in equity from nonowner sources in shareholder's equity were as follows:

FOR THE YEAR ENDED DECEMBER 31,
($ in thousands)                                                       2002            2001             2000
--------------------------------------------------------------------------------------------------------------
UNREALIZED
     Fixed maturities                                                $ 91,013        $ 14,761         $ 78,278
     Other invested assets                                             22,449         (16,182)           3,159
--------------------------------------------------------------------------------------------------------------
         Total unrealized investment gains (losses)                   113,462          (1,421)          81,437

     Related taxes                                                     39,712            (497)          28,503
--------------------------------------------------------------------------------------------------------------
     Change in unrealized investment gains (losses)                    73,750            (924)          52,934
     Balance beginning of year                                         12,698          13,622          (39,312)
--------------------------------------------------------------------------------------------------------------
         Balance end of year                                         $ 86,448        $ 12,698         $ 13,622
--------------------------------------------------------------------------------------------------------------

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

         Since 1997 universal life business has been reinsured under an 80%/20% quota share reinsurance program and term life business has been reinsured under a 90%/10% quota share reinsurance program. Maximum retention of $2.5 million for universal life, and in excess of $25.0 million for term insurance is generally reached on policies in excess of $12.5 million. For other plans of insurance, it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification. Generally, the maximum retention on an ordinary life risk is $2.5 million.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         Total life insurance in-force ceded under reinsurance contracts was $29.3 billion and $23.8 billion at December 31, 2002 and 2001, including $6.0 million and $8.8 million, respectively to TIC. Total life insurance premiums ceded were $14.9 million, $11.9 million and $8.9 million in 2002, 2001 and 2000, respectively. Ceded premiums paid to TIC were immaterial for these same periods.

         The Company also reinsures the guaranteed minimum death benefit (GMDB) on its variable annuity product. Total variable annuity account balances with GMDB is $7.1 billion, of which $4.9 billion or 69% is reinsured at December 31, 2002. GMDB is payable upon the death of a contractholder. When the benefit payable is greater than the account value of the variable annuity, the difference is called the net amount at risk (NAR). NAR totals $2.2 billion at December 31, 2002, of which $1.9 billion or 86% is reinsured. During 2002, substantially all new contracts written were not reinsured.

4.       DEFERRED ACQUISITION COSTS AND VALUE OF INSURANCE IN FORCE

         The Company has two intangible, amortizable assets, DAC and the value of insurance in force. A summary of DAC follows:

                           Traditional   Deferred
($ in millions)               Life        Annuity      UL        Total
-----------------------------------------------------------------------
Beginning balance
December 31, 2000            $ 36.8      $ 384.4    $ 158.3   $   579.5

Commissions and expenses
  deferred                     18.4        202.9      103.0       324.3
Amortization expense           (7.5)       (75.8)      (6.1)      (89.4)
-----------------------------------------------------------------------
Balance December 31, 2001      47.7        511.5      255.2       814.4

Commissions and expenses
  deferred                     16.5        169.4      130.8       316.7
Amortization expense           (8.9)       (48.8)      (9.3)      (67.0)
-----------------------------------------------------------------------
Balance December 31, 2002    $ 55.3      $ 632.1    $ 376.7   $ 1,064.1
-----------------------------------------------------------------------

         The value of insurance in force totaled $12.5 million and $13.4 million at December 31, 2002 and 2001, respectively, and was reported in other assets. Amortization expense of value of insurance in force was insignificant for 2002 and 2001.

5.       DEPOSIT FUNDS AND RESERVES

         At December 31, 2002 and 2001, the Company had $5.0 billion and $3.7 billion of life and annuity deposit funds and reserves, respectively. Of that total, $1.6 billion and $1.5 billion, respectively, were not subject to discretionary withdrawal based on contract terms. The remaining amounts were life and annuity products that were subject to discretionary withdrawal by the contractholders. Included in the amounts that are subject to discretionary withdrawal were $2.4 billion and $1.6 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $.9 billion and $.6 billion of life insurance and individual annuity liabilities which are subject to discretionary withdrawals with an average surrender charge of 4.2% and 4.9%, respectively. In the payout stage these funds are credited at significantly reduced credited rates. The remaining $.1 billion in 2002 is surrenderable without charge. The life insurance risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

6.       FEDERAL INCOME TAXES

         The net deferred tax liabilities at December 31, 2002 and 2001 were comprised of the tax effects of temporary differences related to the following assets and liabilities:

($ in thousands)                                                                       2002            2001
--------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
     Benefit, reinsurance and other reserves                                        $ 151,454        $ 180,468
     Other                                                                              2,286            1,904
--------------------------------------------------------------------------------------------------------------
         Total                                                                        153,740          182,372
--------------------------------------------------------------------------------------------------------------

Deferred Tax Liabilities:
     Investments, net                                                                 (48,363)         (19,938)
     Deferred acquisition costs and value of insurance in force                      (303,652)        (231,454)
     Other                                                                             (1,075)          (1,071)
--------------------------------------------------------------------------------------------------------------
         Total                                                                       (353,090)        (252,463)
--------------------------------------------------------------------------------------------------------------

Net Deferred Tax Liability                                                          $(199,350)       $ (70,091)
--------------------------------------------------------------------------------------------------------------

         TIC and its subsidiaries, including the Company, file a consolidated federal income tax return with Citigroup Inc. Federal income taxes are allocated to each member of the consolidated group, according to the Tax Sharing Agreement, on a separate return basis adjusted for credits and other amounts required by the Agreement.

         At December 31, 2002 and 2001, the Company had no ordinary or capital loss carryforwards.

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

7.       SHAREHOLDER'S EQUITY

         SHAREHOLDER'S EQUITY AND DIVIDEND AVAILABILITY

         The Company's statutory net loss was $133.9 million, $73.4 million and $66.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         Statutory capital and surplus was $397 million and $407 million at December 31, 2002 and 2001, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

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

         The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The Company does not have surplus available to pay dividends to TIC in 2003 without prior approval of the State of Connecticut Insurance Department.

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES, NET OF TAX

Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

                                                                  NET                                  ACCUMULATED
                                                               UNREALIZED                             OTHER CHANGES
                                                             GAIN (LOSS) ON        DERIVATIVE        IN EQUITY FROM
                                                               INVESTMENT         INSTRUMENTS &         NONOWNER
($ in thousands)                                               SECURITIES       HEDGING ACTIVITIES      SOURCES
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                     $ (39,312)           $      -            $ (39,312)
Unrealized gains on investment securities,
   net of tax of $25,914                                          48,127                   -               48,127
Reclassification adjustment for losses
  included in net income, net of tax of $2,589                     4,807                   -                4,807
-----------------------------------------------------------------------------------------------------------------
PERIOD CHANGE                                                     52,934                   -               52,934
-----------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                                        13,622                   -               13,622
Cumulative effect of change in accounting for derivative
   instruments and hedging activities, net of tax of $33               -                  62                   62
Unrealized gains on investment securities,
   net of tax of $8,653                                           16,070                   -               16,070
Reclassification adjustment for gains
   included in net income, net of tax of $(9,150)                (16,994)                  -              (16,994)
Derivative instrument hedging activity gains, net of tax
   of $1,789                                                           -               3,324                3,324
-----------------------------------------------------------------------------------------------------------------
PERIOD CHANGE                                                       (924)              3,386                2,462
-----------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                                        12,698               3,386               16,084
Unrealized gains on investment securities,
   net of tax of $29,008                                          53,871                   -               53,871
Reclassification adjustment for losses
   included in net income, net of tax of $10,704                  19,879                   -               19,879
Derivative instrument hedging activity gains, net of tax
   of $2,750                                                           -               5,107                5,107
-----------------------------------------------------------------------------------------------------------------
PERIOD CHANGE                                                     73,750               5,107               78,857
-----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                     $  86,448            $  8,493            $  94,941
=================================================================================================================

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

8.       BENEFIT PLANS

         PENSION AND OTHER POSTRETIREMENT BENEFITS

         The Company participates in a qualified, noncontributory defined benefit pension plan, a non-qualified pension plan and other postretirement benefits to retired employees through plans sponsored by Citigroup. The Company's share of net expense for these plans was not significant for 2002, 2001 and 2000.

         401(k) SAVINGS PLAN

         Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. See Note
         11. The Company's expenses in connection with the 401(k) savings plan were not significant in 2002, 2001 and 2000.

9.       DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL
         INSTRUMENTS

         DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments, including financial futures, interest rate swaps, options and forward contracts, as a means of hedging exposure to foreign currency, equity price changes and/or interest rate risk on anticipated transactions or existing assets and liabilities. The Company does not hold or issue derivative instruments for trading purposes.

         The Company uses exchange traded financial futures contracts to manage its exposure to changes in interest rates that arise from the sale of certain insurance and investment products, or the need to reinvest proceeds from the sale or maturity of investments. To hedge against adverse changes in interest rates, the Company enters long or short positions in financial futures contracts, which offset asset price changes resulting from changes in market interest rates until an investment is purchased, or a product is sold. Futures contracts are commitments to buy or sell at a future date a financial instrument, at a contracted price, and may be settled in cash or through delivery.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         Forward contracts are used on an ongoing basis to hedge the Company's exposure to foreign currency exchange rates that result from the net investment in the Company's direct foreign currency investments. To hedge against adverse changes in exchange rates, the Company enters contracts to exchange foreign currency for U.S. Dollars with major financial institutions. These contracts cannot be settled prior to maturity. At the maturity date the Company must purchase the foreign currency necessary to settle the contracts.

         The Company monitors creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance-sheet financial instruments. The controls include credit approvals, limits and other monitoring procedures.

         The following table summarizes certain information related to the Company's hedging activities for the years ended December 31, 2002 and 2001:

                                            Year Ended             Year Ended
($in millions)                           December 31, 2002      December 31, 2001
---------------------------------------------------------------------------------
Hedge ineffectiveness recognized
  related to fair value hedges                $ (5.2)                 $ 1.9
Hedge ineffectiveness recognized
  related to cash flow hedges                    1.1                    (.4)

         During the year ended December 31, 2002 the Company recorded a gain of $.3 million from discontinued forecasted transactions. During the year ended December 31, 2001 there were no discontinued forecasted transactions.

         Cash flow transaction amounts expected to be reclassified from accumulated other changes in equity from nonowner sources into pre-tax earnings within twelve months from December 31, 2002 is not significant.

         In 2000, these derivative financial instruments were treated as off-balance sheet instruments. Financial instruments with off-balance sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument. However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For swaps, options and forward contracts, credit risk is limited to the amount that it would cost the Company to replace the contacts. Financial futures contracts and purchased listed option contracts have very little credit risk since organized exchanges are the counterparties.

         The Company had interest rate and equity options, net of intercompany balances, with fair values of $161.7 million and $67.4 million, at December 31, 2002 and 2001, respectively.

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships and joint ventures. All of these commitments are to unaffiliated entities. The notional values of loan commitments at December 31, 2002 and 2001 were $23.9 million and $0 respectively. The notional values of unfunded commitments were $35.5 million and $43.8 million at December 31, 2002 and 2001, respectively.

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

         At December 31, 2002, investments in fixed maturities had a carrying value and a fair value of $4.5 billion compared with a carrying value and a fair value of $3.4 billion at December 31, 2001. See Notes 1 and 2.

         At December 31, 2002, mortgage loans had a carrying value of $134.1 million and a fair value of $148.0 million and at December 31, 2001 had a carrying value of $125.6 million and a fair value of $131.6 million. In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

         The carrying values of short-term securities were $475.4 million and $206.8 million in 2002 and 2001, respectively, which approximated their fair values. Policy loans which are included in other invested assets had carrying values of $27.4 million and $16.3 million in 2002 and 2001, respectively, which also approximated their fair values.

         The carrying values of $151.5 million and $133.7 million of financial instruments classified as other assets approximated their fair values at December 31, 2002 and 2001, respectively. The carrying values of $319.8 million and $208.1 million of financial instruments classified as other liabilities also approximated their fair values at December 31, 2002 and 2001, respectively. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

         At December 31, 2002, contractholder funds with defined maturities had a carrying value of $2.7 billion and a fair value of $2.9 billion, compared with a carrying value of $1.9 billion and a fair value of $1.9 billion at December 31, 2001. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $1.1 billion and a fair value of $926 million at December 31, 2002, compared with a carrying value of $806 million and a fair value of $675 million at December 31, 2001. These contracts generally are valued at surrender value.

10.      COMMITMENTS AND CONTINGENCIES

         LITIGATION

         In the ordinary course of business, the Company is a defendant or co-defendant in various litigation matters incidental to and typical of the businesses in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

11.      RELATED PARTY TRANSACTIONS

         TIC handles banking functions, including payment of salaries and expenses for the Company and some of its non-insurance affiliates. In addition, Citigroup and certain of its subsidiaries provide investment management and accounting services, data processing services, benefit management and administration, property management and investment technology services to the Company as of December 31, 2002. At December 31, 2001 the majority of these services were provided by either Citigroup and its subsidiaries or TPC. Charges for these services are shared by the Company and TIC on cost allocation methods, based generally on estimated usage by department and were insignificant in 2002, 2001 and 2000.

         TIC maintains a short-term investment pool in which the Company participates. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 2002 and 2001, the pool totaled approximately $4.2 billion and $5.6 billion, respectively. The Company's share of the pool amounted to $356.0 million and $90.6 million at December 31, 2002 and 2001, respectively, and is included in short-term securities in the balance sheet.

         At December 31, 2002 and 2001, the Company had investments in Tribeca Citigroup Investments Ltd., an affiliate of the Company, in the amounts of $26.7 million and $34.0 million, respectively. Income of $1.9 million, $4.5 million and $7.2 million was earned on these investments in 2002, 2001 and 2000, respectively. The Company also had investments in an affiliated joint venture, Tishman Speyer, in the amount of $24.1 million and $40.1 million at December 31, 2002 and 2001, respectively. Income of $19.8 million, $8.5 million and $6.8 million was earned on these investments in 2002, 2001 and 2000, respectively.

         In the ordinary course of business, the Company purchases and sells securities through affiliated broker-dealers. These transactions are conducted on an arm's length basis.

         At December 31, 2002 and 2001 the Company had outstanding loaned securities to SSB in the amount of $10.2 million and $6.5 million, respectively.

         The Company has other affiliated investments. The individual investment with any one affiliate was insignificant at December 31, 2002 and 2001.

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

         The Company sold structured settlement annuities to its former property casualty insurance affiliates. Policy reserves and contractholder fund liabilities associated with these structured settlements were $607 million at December 31, 2001.

         The Company distributes fixed and variable annuity products through its affiliate, Salomon Smith Barney (SSB). Premiums and deposits related to these products were $.8 billion, $1.2 billion and $1.6 billion in 2002, 2001 and 2000, respectively. The Company also markets term and universal life products through SSB. Premiums related to such products were $87.2 million, $74.5 million and $59.3 million in 2002, 2001 and 2000, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Company also distributes deferred annuity products through its affiliates Primerica Financial Services (PFS), CitiStreet Retirement Services and Citibank, N.A. (Citibank). Deposits received from PFS were $662 million, $738 million and $844 million in 2002, 2001 and 2000, respectively. Deposits from Citibank and CitiStreet Retirement Services were $117 million and $184 million respectively for 2002, $166 million and $136 million, respectively, for 2001, and $131 million and $220 million, respectively, for 2000.

         The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and other employees. To further encourage employee stock ownership, Citigroup introduced the WealthBuilder stock option program during 1997 and the Citigroup Ownership Program in 2001. Under these programs, all employees meeting established requirements have been granted Citigroup stock options. During 2000 and 2001, Citigroup introduced the Citigroup 2000 Stock Purchase Plan and Citigroup 2001 Stock Purchase Program for new employees, which allowed eligible employees of Citigroup, including the Company's employees, to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Enrolled employees are permitted to make one purchase prior to the expiration date. The Company's charge to income was insignificant in 2002, 2001 and 2000.

         Prior to the IPO of TPC, most leasing functions for TIC and its subsidiaries, including the Company, were handled by its property casualty insurance subsidiaries. Rent expense related to these leases was shared by the companies on a cost allocation method based generally on estimated usage by department. In 2002, TIC sold its home office buildings in Hartford, Connecticut and now leases space from a third party. The Company's rent expense was insignificant in 2002, 2001 and 2000.

12.      RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

         The following table reconciles net income to net cash used in operating activities:

FOR THE YEAR ENDED DECEMBER 31,
($ in thousands)                                                          2002            2001             2000
------------------------------------------------------------------------------------------------------------------
Net Income                                                             $ 103,370       $  115,160       $   90,905
     Adjustments to reconcile net income to cash used in
     operating activities:
         Realized (gains) losses                                          30,584          (26,144)           7,396
         Deferred federal income taxes                                    86,797           80,096           36,748
         Amortization of deferred policy acquisition costs                66,972           89,475           68,254
         Additions to deferred policy acquisition costs                 (316,721)        (324,277)        (297,733)
         Investment income accrued                                       (35,133)         (39,875)         (27,812)
         Insurance reserves                                               (9,000)         (14,382)         (18,487)
         Other                                                            72,190           11,398             (675)
------------------------------------------------------------------------------------------------------------------
         Net cash used in operations                                   $    (941)      $ (108,549)      $ (141,404)
------------------------------------------------------------------------------------------------------------------

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

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

         ITEM 14. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

         CHANGES IN INTERNAL CONTROLS

         Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART IV

         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Documents filed:

             (1) Financial Statements. See index on page 12 of this report.

             (2) Financial Statement Schedules. See index on page 48 of this report.

             (3) Exhibits. See Exhibit Index on page 43.

         (b) Reports on Form 8-K:

             None.

                                  EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION
----------         -----------

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


    14.01*         Citigroup Code of Ethics for Financial Professionals.

    99.01*         Certification Pursuant to 18 U.S.C. Section 1350.

--------------------------------------------------------------------------------

*Filed herewith

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2003.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                  (Registrant)

         By:      /s/ Glenn D. Lammey
                  --------------------------------------------
                  Glenn D. Lammey
                  Executive Vice President,
                  Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March, 2003.

SIGNATURE                             CAPACITY
---------                             --------
/s/ George C. Kokulis                 Director, Chief Executive Officer
--------------------------------      (Principal Executive Officer)
(George C. Kokulis)

/s/ Glenn D. Lammey                   Director, Chief Financial Officer and Chief Accounting Officer
-------------------                   (Principal Financial Officer and Principal Accounting Officer)
(Glenn D. Lammey)

/s/ Kathleen Lynch Preston            Director
--------------------------
(Kathleen Lynch Preston)

/s/ Marla Berman Lewitus              Director
------------------------
(Marla Berman Lewitus)

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

                                 CERTIFICATIONS

I, Glenn D. Lammey, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of The Travelers Life and Annuity Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                 CERTIFICATIONS
                                   (continued)

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 21, 2003   /s/ Glenn D. Lammey
                      ---------------------------------------------------------

                      Glenn D. Lammey
                      Executive Vice President,
                      Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer/Principal Accounting Officer)

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                 CERTIFICATIONS
                                   (continued)

I, George C. Kokulis, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of The Travelers Life and Annuity Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                 CERTIFICATIONS
                                   (continued)

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 21, 2003                             /s/ George C. Kokulis
                                                -------------------------------

                                                George C. Kokulis
                                                Chief Executive Officer

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                  Page
                                                                                                                  ----
The Travelers Life and Annuity Company
     Independent Auditors' Report                                                                                   *
     Statements of Income                                                                                           *
     Balance Sheets                                                                                                 *
     Statements of Changes in Shareholder's Equity                                                                  *
     Statements of Cash Flows                                                                                       *
     Notes to Financial Statements                                                                                  *

Independent Auditors' Report                                                                                       49

Schedule I - Summary of Investments - Other than Investments in Related Parties 2002                               50

Schedule III - Supplementary Insurance Information 2000-2002                                                       51

Schedule IV - Reinsurance 2000-2002                                                                                52

All other schedules are inapplicable for this filing.

* See index on page 12.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
The Travelers Life and Annuity Company:

Under date of January 21, 2003, we reported on the balance sheets of The Travelers Life and Annuity Company as of December 31, 2002 and 2001, and the related statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in this Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002, and its methods of accounting for derivative instruments and hedging activities and for securitized financial assets in 2001.

/s/ KPMG LLP

Hartford, Connecticut
January 21, 2003

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2002
                                ($ in thousands)

                                                                                                      AMOUNT SHOWN IN
TYPE OF INVESTMENT                                                           COST          VALUE      BALANCE SHEET(1)
----------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
     Bonds:
         U.S. Government and government agencies and authorities         $   470,768    $   486,651      $   486,651
         States, municipalities and political subdivisions                    49,472         56,642           56,642
         Foreign governments                                                  21,530         23,380           23,380
         Public utilities                                                    425,661        398,706          398,706
         Convertible bonds and bonds with warrants attached                   30,170         31,063           31,063
         All other corporate bonds                                         3,381,892      3,518,725        3,518,725
--------------------------------------------------------------------------------------------------------------------
              Total Bonds                                                  4,379,493      4,515,167        4,515,167
     Redeemable Preferred Stocks                                               4,595          5,132            5,132
--------------------------------------------------------------------------------------------------------------------
         Total Fixed Maturities                                            4,384,088      4,520,299        4,520,299
--------------------------------------------------------------------------------------------------------------------

Equity Securities:
     Common Stocks:
         Industrial, miscellaneous and all other                               2,599          1,937            1,937
--------------------------------------------------------------------------------------------------------------------
              Total Common Stocks                                              2,599          1,937            1,937
     Non-Redeemable Preferred Stocks                                          12,340         12,558           12,558
--------------------------------------------------------------------------------------------------------------------
         Total Equity Securities                                              14,939         14,495           14,495
--------------------------------------------------------------------------------------------------------------------

Mortgage Loans                                                               134,078                         134,078
Policy Loans                                                                  27,491                          27,491
Short-Term Securities                                                        475,365                         475,365
Other Investments (2) (3)                                                    303,621                         302,996
--------------------------------------------------------------------------------------------------------------------
         Total Investments                                               $ 5,339,582                     $ 5,474,724
====================================================================================================================

(1) Determined in accordance with methods described in Notes 1 and 2 of Notes to Financial Statements.

(2) Excludes cost and carrying value of investments in related parties of $53,106 and $54,129, respectively.

(3) Includes derivatives marked to market and recorded at fair value in the balance sheet.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                    2000-2002
                                ($ in thousands)

                                    FUTURE POLICY                                        BENEFITS,
              DEFERRED POLICY     BENEFITS, LOSSES,                                    CLAIMS, LOSSES
                ACQUISITION        CLAIMS AND LOSS        PREMIUM      NET INVESTMENT  AND SETTLEMENT      AMORTIZATION OF DEFERRED
                   COSTS             EXPENSES(1)          REVENUE          INCOME        EXPENSES(2)       POLICY ACQUISITION COSTS
-----------------------------------------------------------------------------------------------------------------------------------
2002            $ 1,064,118          $ 5,031,775         $  42,893        $ 311,946       $  275,123               $ 66,972

2001            $   814,369          $ 3,665,426         $  39,222        $ 251,054       $  214,722               $ 89,475

2000            $  579,567           $ 2,621,187         $  33,941        $ 214,174       $  155,982               $ 68,254

                    OTHER
                  OPERATING     PREMIUMS
                  EXPENSES      WRITTEN
----------------------------------------
2002              $  32,352     $ 42,893

2001              $  23,404     $ 39,222

2000              $  14,095     $ 33,941

(1)  Includes contractholder funds.

(2)  Includes interest credited on contractholder funds.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE IV
                                   REINSURANCE
                                ($ in thousands)

                                                                                                                  PERCENTAGE
                                                                    CEDED TO       ASSUMED                         OF AMOUNT
                                                                     OTHER        FROM OTHER          NET         ASSUMED TO
                                                GROSS AMOUNT       COMPANIES      COMPANIES          AMOUNT           NET
----------------------------------------------------------------------------------------------------------------------------
2002

Life Insurance In Force                         $ 35,807,212      $ 29,261,075    $        -       $ 6,546,137        -%

Premiums:
     Annuity                                    $      4,515      $          -    $        -       $     4,515
     Individual life                                  53,310            14,932             -            38,378
                                                ------------      ------------    ----------       -----------
         Total Premiums                         $     57,825      $     14,932    $        -       $    42,893        -%
                                                ============      ============    ==========       ===========

2001

Life Insurance In Force                         $ 28,793,622      $ 23,818,768    $        -       $ 4,974,854        -%

Premiums:
     Annuity                                    $      3,319      $          -    $        -       $     3,319
     Individual Life                                  47,826            11,923             -            35,903
                                                ------------      ------------    ----------       -----------
         Total Premiums                         $     51,145      $     11,923    $        -       $    39,222        -%
                                                ============      ============    ==========       ===========

2000

Life Insurance In Force                         $ 21,637,160      $ 17,355,206    $        -       $ 4,281,954        -%

Premiums:
     Annuity                                    $      6,034      $          -    $        -       $     6,034
     Individual life                                  36,770             8,863             -            27,907
                                                ------------      ------------    ----------       -----------
         Total Premiums                         $     42,804      $      8,863    $        -       $    33,941        -%
                                                ============      ============    ==========       ===========