Form 10-Q
period 2003-03-31
TRAVELERS LIFE & ANNUITY CO
filed 2003-05-15
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                 ONE TOWER SQUARE, HARTFORD, CONNECTICUT 06183
                          (Registrant's former address)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b2).

                        Yes                       No    X
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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Statements of Income for the three
months ended March 31, 2003 and 2002 (unaudited) .......................       3

Condensed Balance Sheets as of March 31, 2003 (unaudited) and
December 31, 2002 ......................................................       4

Condensed Statements of Changes in Shareholder's Equity for the three
months ended March 31, 2003 and 2002 (unaudited) .......................       5

Condensed Statements of Cash Flows for the three months ended
March 31, 2003 and 2002 (unaudited) ....................................       6

Notes to Condensed Financial Statements (unaudited) ....................       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ..............................................      10

ITEM 4.  CONTROLS AND PROCEDURES .......................................      12

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..............................      13

Signatures and Certifications ..........................................   14-17

Exhibit 99.01 ..........................................................      18

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                ($ in thousands)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        2003             2002
                                                     ---------        ---------
REVENUES
Premiums                                             $  11,319        $  10,267
Net investment income                                   83,555           67,219
Realized investment gains (losses)                      (3,384)           4,063
Fee income                                              51,194           50,165
Other revenues                                           5,541            4,136
                                                     ---------        ---------
     Total Revenues                                    148,225          135,850
                                                     ---------        ---------
BENEFITS AND EXPENSES
Current and future insurance benefits                   22,523           25,380
Interest credited to contractholders                    51,455           39,193
Amortization of deferred acquisition costs              31,749           (8,620)
General and administrative expenses                      7,432            7,008
                                                     ---------        ---------
      Total Benefits and Expenses                      113,159           62,961
                                                     ---------        ---------
Income before federal income taxes                      35,066           72,889
Federal income taxes                                     6,111           25,539
                                                     ---------        ---------
Net income                                           $  28,955        $  47,350
                                                     =========        =========


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                ($ in thousands)

                                                                 MARCH 31, 2003      DECEMBER 31, 2002
                                                                  (UNAUDITED)
                                                                 --------------      -----------------
ASSETS
Investments (including $104,750 and $144,284 subject to
   securities lending agreements)                                $    5,829,738        $    5,528,853
Separate and variable accounts                                        6,801,366             6,862,009
Deferred acquisition costs                                            1,093,456             1,064,118
Other assets                                                            283,972               239,194
                                                                 --------------        --------------
     Total Assets                                                $   14,008,532        $   13,694,174
                                                                 --------------        --------------
LIABILITIES
Future policy benefits and claims                                $    1,143,296        $    1,145,692
Contractholder funds                                                  4,052,107             3,886,083
Separate and variable accounts                                        6,801,366             6,862,009
Other liabilities                                                       770,779               640,599
                                                                 --------------        --------------
     Total Liabilities                                               12,767,548            12,534,383
                                                                 --------------        --------------
SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
     30,000 issued and outstanding                                        3,000                 3,000
Additional paid-in capital                                              417,316               417,316
Retained earnings                                                       673,489               644,534
Accumulated other changes in equity from nonowner sources               147,179                94,941
                                                                 --------------        --------------
     Total Shareholder's Equity                                       1,240,984             1,159,791
                                                                 --------------        --------------
     Total Liabilities and Shareholder's Equity                  $   14,008,532        $   13,694,174
                                                                 ==============        ==============


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                ($ in thousands)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ----------------------------
COMMON STOCK                                                     2003              2002
                                                              ----------        ----------
Balance, beginning of period                                  $    3,000        $    3,000
Changes in common stock                                               --                --
                                                              ----------        ----------
Balance, end of period                                        $    3,000        $    3,000
                                                              ==========        ==========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                  $  417,316        $  417,316
Changes in additional paid-in capital                                 --                --
                                                              ----------        ----------
Balance, end of period                                        $  417,316        $  417,316
                                                              ==========        ==========

RETAINED EARNINGS
Balance, beginning of period                                  $  644,534        $  541,164
Net income                                                        28,955            47,350
                                                              ----------        ----------
Balance, end of period                                        $  673,489        $  588,514
                                                              ==========        ==========

ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES

Balance, beginning of period                                  $   94,941        $   16,084
Unrealized gains (losses), net of tax                             51,440           (36,672)
Derivative instrument hedging activity gains (losses),
    net of tax                                                       798            (1,354)
                                                              ----------        ----------
Balance, end of period                                        $  147,179        $  (21,942)
                                                              ==========        ==========

SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES

Net income                                                    $   28,955        $   47,350
Other changes in equity from nonowner sources                     52,238           (38,026)
                                                              ----------        ----------
Total changes in equity from nonowner sources                 $   81,193        $    9,324
                                                              ==========        ==========

TOTAL SHAREHOLDER'S EQUITY
Balance, beginning of period                                  $1,159,791        $  977,564
Changes in equity from nonowner sources                           81,193             9,324
                                                              ----------        ----------
Balance, end of period                                        $1,240,984        $  986,888
                                                              ==========        ==========


                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ in thousands)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 -----------------------------
                                                                    2003               2002
                                                                 ----------         ----------
NET CASH USED IN OPERATING ACTIVITIES                            $  (42,339)        $  (23,760)
                                                                 ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                            93,124             65,153
         Mortgage loans                                               3,042              2,876
     Proceeds from sales of investments
         Fixed maturities                                           330,345            481,524
         Equity securities                                            5,340                 30
     Purchases of investments
         Fixed maturities                                          (752,862)          (860,088)
         Equity securities                                              (26)               (85)
         Mortgage loans                                              (7,250)            (1,177)
     Policy loans, net                                               (2,009)              (509)
     Short-term securities sales, net                               140,805             16,071
     Other investment purchases, net                                (15,503)            (3,335)
     Securities transactions in course of settlement, net            66,913             11,526
                                                                 ----------         ----------
     Net cash used in investing activities                         (138,081)          (288,014)
                                                                 ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                   209,782            370,144
     Contractholder fund withdrawals                                (43,758)           (62,611)
                                                                 ----------         ----------
     Net cash provided by financing activities                      166,024            307,533
                                                                 ----------         ----------

Net decrease in cash                                                (14,396)            (4,241)

Cash at beginning of period                                          15,424             19,514
                                                                 ----------         ----------
Cash at end of period                                            $    1,028         $   15,273
                                                                 ----------         ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid (received)                                $   42,401         $       --
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

      In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted.

      Certain prior year amounts have been reclassified to conform to the 2003 presentation.

2.    CHANGES IN ACCOUNTING PRINCIPLES AND ACCOUNTING STANDARDS NOT YET ADOPTED

      COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

      On January 1, 2003, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS
      146). FAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, FAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this change in accounting principle did not have an impact on the Company's financial statements.

      STOCK-BASED COMPENSATION

      On January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS
      123), prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", issued on January 1, 2003.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

      FAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", the alternative method of accounting, an offsetting increase to stockholder's equity under FAS 123 is recorded equal to the amount of compensation expense charged.

      ACCOUNTING STANDARDS NOT YET ADOPTED

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

      The Company has investments in entities that may be considered to be variable interests. The carrying value of these investments is approximately $225.1 million at March 31, 2003 and primarily consists of interests in security investment funds in the amount of $152.7 million, real estate investment funds of $25.7 million, and below investment grade asset-backed and mortgage-backed securities of $46.7 million. The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company continues to evaluate the impact of applying FIN 46 to entities acquired before February 1, 2003; however, at this time, it is anticipated that the effect on the Company's Balance Sheets is not expected to be significant. No entities were created between February 1, 2003 and March 31, 2003 that would require application of FIN 46.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


3.    SHAREHOLDER'S EQUITY

      Statutory capital and surplus of the Company was $397 million at December 31, 2002. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The Company does not have surplus available to pay dividends to TIC in 2003 without prior approval of the State of Connecticut Insurance Department.

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

The Company's Annual Report on Form 10-K, its quarterly reports on Form 10-Q and any current reports on Form 8-K, and all amendments to these reports are available on the Citigroup website at http://www.citigroup.com by selecting the "Investor Relations" page and selecting "SEC Filings".

RESULTS OF OPERATIONS ($ in millions)

       FOR THE THREE MONTHS ENDED MARCH 31,                  2003          2002
       ------------------------------------                 ------        ------
       Revenues                                             $148.2        $135.9

       Provisions for benefits and interest credited          73.9          64.6

       Operating Expenses                                     39.2          (1.6)
                                                            ------        ------
       Income before taxes                                    35.1          72.9

       Taxes                                                   6.1          25.5
                                                            ------        ------
       Net income                                           $ 29.0        $ 47.4
                                                            ======        ======

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

Net income of $29.0 million and $47.4 million for the three months ended March 31, 2003 and 2002, respectively, included net realized investment gains/(losses) of $(2.2) million and $2.6 million. Excluding these net realized investment gains/losses, operating income was $31.2 million and $44.8 million in the three months ended March 31, 2003 and 2002, respectively. Operating income is a non-GAAP measure, which the Company believes is a more appropriate indicator of insurance results than net income and is more reflective of the underlying trends of the business' ongoing operations. Net realized investment gains/losses are significantly impacted by both discretionary and other economic factors. The operating income decrease was driven by increased operating expenses resulting from amortization of deferred acquisition costs (DAC), increased insurance benefits and interest credited related to business volume, partially offset by net investment income growth and a $6 million dividends received tax benefit. This tax benefit was the primary driver which created a 17% effective tax rate for the current year quarter compared to 35% in the prior year quarter.

Net investment income (NII) of $83.6 million in the first quarter of 2003 increased 24% compared to $67.2 million in the first quarter of 2002. NII increased due to a larger invested asset base created from higher business volumes and were partially offset by interest rate deterioration in both 2003 and 2002. Fixed maturity rates suffered from the current interest rate deterioration and bond issuer credit concerns such as bankruptcies.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


Benefits and interest credited grew 14% to $73.9 million in the first three months of 2003, compared to $64.6 million in the prior year period. This increase was primarily related to the growth in individual annuity contractholder funds.

Operating expenses increased in the first three months of 2003 over the first three months of 2002 due to a $40.4 million increase in the amortization of DAC. This DAC increase was a result of a one-time $29.8 million pre-tax reduction in the individual annuity business related to changes in underlying lapse and interest rate assumptions during the first quarter of 2002. The balance of the increase in amortization expense was due to a higher amortization rate resulting from the decrease in market value of individual annuity account balances.

BUSINESS VOLUME ($ IN MILLIONS)

                                                     AT AND FOR THE
                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                  2003           2002
                                                 -------        -------
Individual Annuity Account Balances              $10,078        $10,252
Individual Life Net Premiums and Deposits        $    97        $   115

Business volume is a non-GAAP measure which the Company believes is an appropriate indicator of insurance production, and is reflective of the underlying trends of the business' ongoing operations.

The decline in March 31, 2003 individual annuity account balances over March 31, 2002 is reflective of declining equity market values of variable annuity investments and decreased individual annuity sales. Offsetting these market declines was good in-force policy retention. Individual life volumes decreased from first quarter 2002 reflecting weaker single premium sales.

The following table shows net written premiums and deposits by product line for each of the quarters ended March 31, 2003 and 2002. The majority of the annuity business and a substantial portion of the life business written by the Company are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues.

PREMIUMS AND DEPOSITS ($ in millions)

       FOR THE THREE MONTHS ENDED MARCH 31,        2003        2002
       ------------------------------------        ----        ----
       Deposits
       Individual Annuity                          $383        $750
       Individual Life                               87         106
       Other Annuity                                  1           1
                                                   ----        ----
           Total Deposits                           471         857
                                                   ----        ----
       Premiums
       Individual Life                               10           9
       Other Annuity                                  1           1
                                                   ----        ----
           Total Premiums                            11          10
                                                   ----        ----
       Total Premiums and Deposits                 $482        $867
                                                   ====        ====

Individual annuity net written premiums and deposits decreased 48% in 2003 to $383 million from $750 million in 2002. The decrease was driven by a decline in fixed annuity sales due to competitive pressures and variable annuity sales due to difficult equity market conditions.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


The individual life premiums and deposits decreased 15% to $97 million in 2003 versus $115 million in 2002, reflecting weaker single premium sales.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (NAIC) and the states to identify companies that merit further regulatory action. At December 31, 2002, the Company had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The Company does not have surplus available to pay dividends to its parent in 2003 without prior approval of the State of Connecticut Insurance Department. The Company did not pay any dividends to its parent during the three months ended March 31, 2003 and 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

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

         99.01+      Certification Pursuant to 18 U.S.C. Section 1350.

(b)  REPORTS ON FORM 8-K.

None.

--------------------------------------------------------------------------------
+Filed herewith

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE TRAVELERS LIFE AND ANNUITY COMPANY
                                                       (Registrant)

Date         May 15, 2003                /s/ Glenn D. Lammey
    -----------------------------        ---------------------------------------
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


                                 CERTIFICATIONS

I, Glenn D. Lammey, Chief Financial Officer of The Travelers Life and Annuity Company, certify that:

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


                                 CERTIFICATIONS
                                   (continued)

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



Date        May 15, 2003              /s/ Glenn D. Lammey
    --------------------------        ------------------------------------------

                                      Glenn D. Lammey
                                      Chief Financial Officer

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


                                 CERTIFICATIONS
                                   (continued)

I, George C. Kokulis, Chief Executive Officer of The Travelers Life and Annuity Company, certify that:

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



Date       May 15, 2003                     /s/ George C. Kokulis
    -------------------------               ------------------------------------

                                            George C. Kokulis
                                            Chief Executive Officer