Form 10-Q
period 2003-06-30
TRAVELERS LIFE & ANNUITY CO
filed 2003-08-14
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM___________ TO_________

                        ---------------------------------
                         COMMISSION FILE NUMBER 33-58677
                        ---------------------------------

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

                              Yes [X]             No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Statements of Income for the six
months ended June 30, 2003 and 2002 (unaudited).............................................................    3

Condensed Balance Sheets as of June 30, 2003 and
December 31, 2002 (unaudited)...............................................................................    4

Condensed Statements of Changes in Shareholder's Equity
for the six months ended June 30, 2003 and 2002 (unaudited).................................................    5

Condensed Statements of Cash Flows for the
six months ended June 30, 2003 and 2002 (unaudited).........................................................    6

Notes to Condensed Financial Statements (unaudited).........................................................    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................................   10

ITEM 4. CONTROLS AND PROCEDURES.............................................................................   14

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................................   15

Signatures..................................................................................................   16

Exhibit 31.01...............................................................................................   17

Exhibit 31.02...............................................................................................   18

Exhibit 32.01...............................................................................................   19

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                ($ in thousands)

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                        2003           2002           2003           2002
                                                                    ------------   ------------   ------------   ------------
REVENUES
Premiums                                                            $      9,425   $     10,556   $     20,744   $     20,823
Net investment income                                                     83,209         76,151        166,764        143,370
Realized investment losses                                                (3,243)       (19,699)        (6,627)       (15,636)
Fee income                                                                56,463         50,398        107,657        100,563
Other revenues                                                             4,975          5,186         10,516          9,322
-----------------------------------------------------------------------------------------------------------------------------
     Total Revenues                                                      150,829        122,592        299,054        258,442
-----------------------------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
Current and future insurance benefits                                     21,263         21,410         43,786         46,790
Interest credited to contractholders                                      53,597         42,933        105,052         82,126
Amortization of deferred acquisition costs                                33,759         22,295         65,508         13,675
General and administrative expenses                                        7,544          6,173         14,976         13,181
-----------------------------------------------------------------------------------------------------------------------------
      Total Benefits and Expenses                                        116,163         92,811        229,322        155,772
-----------------------------------------------------------------------------------------------------------------------------
Income before federal income taxes                                        34,666         29,781         69,732        102,670
Federal income taxes                                                       9,461         10,422         15,572         35,961
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                          $     25,205   $     19,359   $     54,160   $     66,709
=============================================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                ($ in thousands)

                                                                    JUNE 30, 2003   DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------
ASSETS
Investments (including $134,151 and $144,284 subject to
   securities lending agreements)                                   $  6,215,717       $  5,528,853
Separate and variable accounts                                         7,875,447          6,862,009
Deferred acquisition costs                                             1,134,945          1,064,118
Other assets                                                             285,471            239,194
-----------------------------------------------------------------------------------------------------
     Total Assets                                                   $ 15,511,580       $ 13,694,174
-----------------------------------------------------------------------------------------------------
LIABILITIES
Future policy benefits and claims                                   $  1,142,741       $  1,145,692
Contractholder funds                                                   4,204,413          3,886,083
Separate and variable accounts                                         7,875,447          6,862,009
Deferred income taxes                                                    265,952            199,350
Other liabilities                                                        628,797            441,249
-----------------------------------------------------------------------------------------------------
     Total Liabilities                                                14,117,350         12,534,383
-----------------------------------------------------------------------------------------------------
SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
     30,000 issued and outstanding                                         3,000              3,000
Additional paid-in capital                                               417,316            417,316
Retained earnings                                                        698,694            644,534
Accumulated other changes in equity from nonowner sources                275,220             94,941
-----------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                        1,394,230          1,159,791
-----------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholder's Equity                     $ 15,511,580       $ 13,694,174
=====================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                ($ in thousands)

                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30,                     JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK                                                            2003           2002           2003           2002
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                        $      3,000   $      3,000   $      3,000   $      3,000
Changes in common stock                                                        -              -              -              -
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                              $      3,000   $      3,000   $      3,000   $      3,000
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                        $    417,316   $    417,316   $    417,316   $    417,316
Changes in additional paid-in capital                                          -              -              -              -
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                              $    417,316   $    417,316   $    417,316   $    417,316
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                        $    673,489   $    588,514   $    644,534   $    541,164
Net income                                                                25,205         19,359         54,160         66,709
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                              $    698,694   $    607,873   $    698,694   $    607,873
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                        $    147,179   $    (21,942)  $     94,941   $     16,084
Unrealized gains (losses), net of tax                                    125,864         16,848        177,304        (19,824)
Derivative instrument hedging activity gains,
net of tax                                                                 2,177          3,462          2,975          2,108
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                              $    275,220   $     (1,632)  $    275,220   $     (1,632)
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                          $     25,205   $     19,359   $     54,160   $     66,709
Other changes in equity from nonowner sources                            128,041         20,310        180,279        (17,716)
-----------------------------------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources                       $    153,246   $     39,669   $    234,439   $     48,993
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDER'S EQUITY
Balance, beginning of period                                        $  1,240,984   $    986,888   $  1,159,791   $    977,564
Changes in equity from nonowner sources                                  153,246         39,669        234,439         48,993
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                              $  1,394,230   $  1,026,557   $  1,394,230   $  1,026,557
=============================================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ in thousands)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                               2003           2002
------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                      $    (59,650)  $    (88,223)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                       236,662        112,820
         Mortgage loans                                                           4,358         13,189
     Proceeds from sales of investments
         Fixed maturities                                                       566,208        917,057
         Equity securities                                                        6,382          1,044
         Real Estate                                                                794              -
     Purchases of investments
         Fixed maturities                                                    (1,185,131)    (1,627,293)
         Equity securities                                                       (3,017)          (346)
         Mortgage loans                                                         (23,789)       (21,758)
     Policy loans, net                                                           (2,201)          (987)
     Short-term securities sales, net                                            14,301         17,496
     Other investment purchases, net                                            (34,434)        (9,312)
     Securities transactions in course of settlement, net                       146,794         68,232
------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                     (273,073)      (529,858)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                               446,932        748,540
     Contractholder fund withdrawals                                           (128,602)      (119,245)
------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                  318,330        629,295
------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                 (14,393)        11,214

Cash at beginning of period                                                      15,424         19,514
------------------------------------------------------------------------------------------------------
Cash at end of period                                                      $      1,031   $     30,728
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                                     $     91,987   $     19,347
======================================================================================================

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

         In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The condensed balance sheet as of December 31, 2002 was derived from the audited balance sheet included in the Form 10-K.

         Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted.

         Certain prior year amounts have been reclassified to conform to the 2003 presentation.

2.       ACCOUNTING STANDARDS

         CHANGES IN ACCOUNTING PRINCIPLES

         COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         On January 1, 2003, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
         (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, FAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this change in accounting principle did not have an impact on the Company's financial statements.

         STOCK-BASED COMPENSATION

         On January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), prospectively for all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", issued in December 2002.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         FAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the alternative method of accounting, an offsetting increase to stockholder's equity under FAS 123 is recorded equal to the amount of compensation expense charged. The adoption of FAS 123 did not have a significant impact on the Company's financial statements.

         ACCOUNTING STANDARDS NOT YET ADOPTED

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This Interpretation changes the method of determining whether certain entities should be included in the Company's financial statements. An entity is subject to FIN 46 and is called a variable interest entity
         (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under FAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

         The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period after June 15, 2003. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

         The Company has investments in entities that may be considered to be variable interests. The carrying value of these investments is approximately $158 million at June 30, 2003 and primarily consists of interests in security investment funds in the amount of $79 million, real estate investment funds of $21 million, and below investment grade asset-backed and mortgage-backed securities and equity investments of $58 million. The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company continues to evaluate the impact of applying FIN 46 to entities acquired before February 1, 2003; however, at this time, it is anticipated that the effect on the Company's consolidated balance sheets is not expected to be significant. No entities were created between February 1, 2003 and June 30, 2003 that would require application of FIN 46.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements.

         ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

         In July 2003, Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-01) was released. SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. The Company is currently evaluating the impact that SOP 03-01 will have on its financial statements.

3.       INVESTMENTS

         The Company participates in dollar roll repurchase transactions as a way to generate investment income. These transactions involve the sale of mortgage-backed securities with the agreement to repurchase substantially the same securities from the same counterparty. Cash is received from the sale, which is invested in the Company's short-term money market pool. The cash is returned at the end of the roll period when the mortgage-backed securities are repurchased. The Company will generate additional investment income based upon the difference between the sale and repurchase prices.

         This transaction is recorded as a securitized borrowing. The mortgage-backed securities remain recorded as assets. The cash proceeds are reflected in short-term investments and a liability is established to reflect the Company's obligation to repurchase the securities at the end of the roll period. This liability is classified as other liabilities in the condensed balance sheets and was $148.1 million and $.5 million at June 30, 2003 and December 31, 2002, respectively.

4.       SHAREHOLDER'S EQUITY

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

5.       COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS ($ in millions)

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                       2003         2002         2003         2002
                                                    ----------   ----------   ----------   ----------
Revenues                                            $    150.8   $    122.6   $    299.1   $    258.4
Provisions for benefits and interest credited             74.9         64.3        148.9        128.9
Operating expenses                                        41.2         28.5         80.5         26.8
                                                    ----------   ----------   ----------   ----------
Income before taxes                                       34.7         29.8         69.7        102.7
Income taxes                                               9.5         10.4         15.5         36.0
                                                    ----------   ----------   ----------   ----------
Net income                                                25.2         19.4         54.2         66.7
Less: realized investment losses, after-tax                2.1         12.8          4.3         10.2
                                                    ----------   ----------   ----------   ----------
Net income before realized investment
   gains/(losses) (1)                               $     27.3   $     32.2   $     58.5   $     76.9
                                                    ----------   ----------   ----------   ----------

------------------------------------------

(1) Net income before realized investment gains/(losses) is a non-GAAP measure. The Company believes that this presentation of income, which management uses internally to measure performance, is useful to investors because it enhances the understanding of ongoing operations and the underlying trends of the business. The timing of realized insurance investment portfolio gains and losses can be significantly impacted by both discretionary and other economic factors and therefore management believes it is important to understand the impact of realized gains and losses in order to evaluate current operating trends.

The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. These products are distributed primarily through Salomon Smith Barney, Primerica Financial Services, affiliates of the Company, a nationwide network of independent financial professionals and non-affiliated broker-dealers. In addition, the Company distributes these products through CitiStreet Retirement Services and Citibank, N.A., also affiliates of the Company.

The Company's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable products. Declines in credit quality of issuers will have a negative effect on earnings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 13.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

Net income for the second quarter 2003 was $25.2 million, up $5.8 million or 29.9% over the prior year quarter, and was $54.2 million for the six months ended June 30, 2003, compared to $66.7 million in the same 2002 period. The quarterly increase was primarily related to lower net-after-tax realized investment losses, and a tax benefit related to an adjustment to the Dividends Received Deduction (DRD) in 2003. Net income included realized investment losses of $2.1 million and $12.8 million, for the three months ended June 30, 2003 and 2002, respectively, and included $4.3 million and $10.2 million for the six months ended June 30, 2003 and 2002,respectively. The decreases in realized losses were primarily the result of $19.9 million of after-tax impairments to WorldCom Inc. investments during the 2002 second quarter. The DRD benefits of $2.3 million and $8.8 million for the quarter and six months ended June 30, 2003 resulted in a 27% and 22% effective tax rate for the current year quarter and six month period, respectively, compared to 35% in the prior year quarter and six month period.

Net income before realized investment gains/(losses) was $27.3 million and $32.2 million for the second quarter, and was $58.5 million and $76.9 million for the six months ended June 30, 2003 and 2002, respectively. These decreases were driven by lower fixed income investment yields and higher amortization of deferred acquisition costs (DAC), partially offset by increased business volumes.

Revenue increases for both the quarter and six-month periods over prior year were driven by net investment income (NII), which was $83.2 million in the second quarter of 2003 compared to $76.2 million in the second quarter of 2002. NII also increased $23.4 million or 16.3% to $166.8 million for the six months ended June 30, 2003. The increases were due to a larger invested asset base created from higher business volumes and favorable equity investment returns, which were partially offset by investment yield deterioration in 2003 which continued from already depressed 2002 levels. Fixed maturities returns suffered from the lower rate environment and credit issues.

Insurance benefits and interest credited grew 16.5% to $74.9 million in the second quarter of 2003, compared to $64.3 million in the prior year period. This increase was primarily related to the volume growth in individual annuity and universal life contractholder funds. The insurance benefits and interest credited were also 15.5% higher for the six-month periods ended June 30, 2003 versus June 30, 2002.

Operating expenses increased in the three months ended June 30, 2003 over the same period in 2002 due primarily to an $11.5 million increase in the amortization of DAC. This DAC increase was the result of a higher amortization rate implemented in fourth quarter 2002 resulting from the decrease in market value of individual annuity account balances. Operating expenses were up 199.7% for the six-month periods ended June 30, 2003 over June 30, 2002. This increase was primarily related to the amortization of DAC, which was $65.5 million in 2003 versus $13.7 million in 2002. This DAC increase was related to the higher amortization rate and a one-time $29.8 million reduction to DAC amortization in the individual annuity business resulting from changes in underlying lapse and interest rate assumptions during the first quarter of 2002.

The following table shows net written premiums and deposits by product line for the quarters and six months ended June 30, 2003 and 2002. The majority of the annuity business and a substantial portion of the life business written by the Company are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

PREMIUMS AND DEPOSITS ($ in millions)

                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                           2003           2002        2003       2002
                                          -------       --------     ------     -------
Premiums
Individual Life                           $     9       $     10     $   19     $    19
Other Annuity                                   1              1          2           2
                                          -------       --------     ------     -------
    Total Premiums                             10             11         21          21
                                          -------       --------     ------     -------
Deposits (1)
Individual Annuity                            519            767        902       1,517
Individual Life                               124            107        211         213
Other Annuity                                   1              1          2           2
                                          -------       --------     ------     -------
    Total Deposits                        $   644       $    875     $1,115     $ 1,732
                                          -------       --------     ------     -------

(1) Represents an operating statistic used for measuring business volumes, which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies.

Individual annuity deposits decreased 32% and 41% in the 2003 second quarter and six month period, respectively, compared to the second quarter and six months of 2002. The decrease was driven by a decline in fixed annuity sales due to competitive pressures and variable annuity sales due to current equity market conditions. Individual annuity account balances were $11 billion and $10 billion at June 30, 2003 and 2002, respectively. The increase over prior year June 30, is reflective of good in-force policy retention.

The individual life deposits of $124 million increased $17 million in the second quarter of 2003 over the prior year period, reflecting higher single premium sales. These second quarter 2003 sales were offset by lower first quarter 2003 production creating level six-month results. Life insurance in force was $39 billion at June 30, 2003, up from $36 billion at December 31, 2002.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (NAIC) and the states to identify companies that merit further regulatory action. At December 31, 2002, the Company had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The Company does not have surplus available to pay dividends to its parent in 2003 without prior approval of the State of Connecticut Insurance Department. The Company did not pay any dividends to its parent during the six months ended June 30, 2003 and 2002.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

OTHER DEVELOPMENTS

On May 28, 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 was enacted into law. This act makes various changes in individual tax rates. Most significantly, the legislation extends the 15% maximum capital gains tax rate to corporate dividends received by individuals, including dividends received by mutual funds and passed through to mutual fund shareholders. The legislation also lowers the capital gains tax rate and accelerates the individual income tax rate reductions enacted in 2001. These changes could have a negative impact on the demand for life and annuity products. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on this page.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT NO.                           DESCRIPTION
----------                            -----------

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

31.01+ Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+ Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+ Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K.

None.

-------------------------------
+Filed herewith

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

                                  THE TRAVELERS LIFE AND ANNUITY COMPANY
                                  --------------------------------------
                                                (Registrant)

Date August 14, 2003              /s/ Glenn D. Lammey
                                  ----------------------------------------------
                                  Glenn D. Lammey
                                  Executive Vice President,
                                  Chief Financial Officer and Chief
                                  Accounting Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)