Form 10-Q
period 2003-09-30
TRAVELERS LIFE & ANNUITY CO
filed 2003-11-14
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO _________

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Statements of Income for the nine
months ended September 30, 2003 and 2002 (unaudited).....................      3

Condensed Balance Sheets as of September 30, 2003 and
December 31, 2002 (unaudited)............................................      4

Condensed Statements of Changes in Shareholder's Equity
for the nine months ended September 30, 2003 and 2002 (unaudited)........      5

Condensed Statements of Cash Flows for the
nine months ended September 30, 2003 and 2002 (unaudited)................      6

Notes to Condensed Financial Statements (unaudited)......................      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................     11

ITEM 4.  CONTROLS AND PROCEDURES.........................................     15

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................     16

Signatures...............................................................     17

Exhibit 31.01............................................................     18

Exhibit 31.02............................................................     19

Exhibit 32.01............................................................     20

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                ($ in thousands)

                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                        ----------------------    ----------------------
                                                          2003         2002         2003         2002
                                                        ---------    ---------    ---------    ---------
REVENUES
Premiums                                                $  11,162    $  11,579    $  31,906    $  32,402
Net investment income                                      89,871       80,003      256,635      223,373
Realized investment losses                                 (2,445)     (23,837)      (9,072)     (39,473)
Fee income                                                 64,295       50,172      171,952      150,735
Other revenues                                              4,497        6,021       15,013       15,343
                                                        ---------    ---------    ---------    ---------
        Total Revenues                                    167,380      123,938      466,434      382,380
                                                        ---------    ---------    ---------    ---------

BENEFITS AND EXPENSES
Current and future insurance benefits                      20,749       23,405       64,535       70,195
Interest credited to contractholders                       54,837       47,527      159,889      129,653
Amortization of deferred acquisition costs                 36,108       21,793      101,616       35,468
General and administrative expenses                         8,304       10,252       23,280       23,433
                                                        ---------    ---------    ---------    ---------
         Total Benefits and Expenses                      119,998      102,977      349,320      258,749
                                                        ---------    ---------    ---------    ---------
Income before federal income taxes                         47,382       20,961      117,114      123,631
Federal income taxes                                       16,418        7,279       31,990       43,240
                                                        ---------    ---------    ---------    ---------
  Net Income                                            $  30,964    $  13,682    $  85,124    $  80,391
                                                        =========    =========    =========    =========

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                ($ in thousands)

                                                                   SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                                                   ------------------   ------------------
ASSETS
Investments (including $66,593 and $144,284 subject to
   securities lending agreements)                                  $        6,065,597   $        5,528,853
Separate and variable accounts                                              8,453,549            6,862,009
Deferred acquisition costs                                                  1,199,409            1,064,118
Other assets                                                                  272,737              239,194
                                                                   ------------------   ------------------
        Total Assets                                               $       15,991,292   $       13,694,174
                                                                   ------------------   ------------------

LIABILITIES
Future policy benefits and claims                                  $        1,128,777   $        1,145,692
Contractholder funds                                                        4,389,222            3,886,083
Separate and variable accounts                                              8,453,549            6,862,009
Deferred income taxes                                                         240,764              199,350
Other liabilities                                                             400,935              441,249
                                                                   ------------------   ------------------
        Total Liabilities                                                  14,613,247           12,534,383
                                                                   ------------------   ------------------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
        30,000 issued and outstanding                                           3,000                3,000
Additional paid-in capital                                                    417,316              417,316
Retained earnings                                                             729,658              644,534
Accumulated other changes in equity from nonowner sources                     228,071               94,941
                                                                   ------------------   ------------------
        Total Shareholder's Equity                                          1,378,045            1,159,791
                                                                   ------------------   ------------------
        Total Liabilities and Shareholder's Equity                 $       15,991,292   $       13,694,174
                                                                   ==================   ==================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                ($ in thousands)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                    --------------------------    --------------------------
COMMON STOCK                                           2003           2002           2003           2002
                                                    -----------    -----------    -----------    -----------
Balance, beginning of period                        $     3,000    $     3,000    $     3,000    $     3,000
Changes in common stock                                       -              -              -              -
                                                    -----------    -----------    -----------    -----------
Balance, end of period                              $     3,000    $     3,000    $     3,000    $     3,000
                                                    ===========    ===========    ===========    ===========

ADDITIONAL PAID-IN CAPITAL
                                                    -----------    -----------    -----------    -----------
Balance, beginning of period                        $   417,316    $   417,316    $   417,316    $   417,316
Changes in additional paid-in capital                         -              -              -              -
                                                    -----------    -----------    -----------    -----------
Balance, end of period                              $   417,316    $   417,316    $   417,316    $   417,316
                                                    ===========    ===========    ===========    ===========

RETAINED EARNINGS
                                                    -----------    -----------    -----------    -----------
Balance, beginning of period                        $   698,694    $   607,873    $   644,534    $   541,164
Net income                                               30,964         13,682         85,124         80,391
                                                    -----------    -----------    -----------    -----------
Balance, end of period                              $   729,658    $   621,555    $   729,658    $   621,555
                                                    ===========    ===========    ===========    ===========

ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
                                                    -----------    -----------    -----------    -----------
Balance, beginning of period                        $   275,220    $    (1,632)   $    94,941    $    16,084
Unrealized gains (losses), net of tax                   (45,199)        69,899        133,647         50,075
Derivative instrument hedging activity gains
  (losses), net of tax                                   (1,950)         3,892           (517)         6,000
                                                    -----------    -----------    -----------    -----------
Balance, end of period                              $   228,071    $    72,159    $   228,071    $    72,159
                                                    ===========    ===========    ===========    ===========

SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
                                                    -----------    -----------    -----------    -----------
Net income                                          $    30,964    $    13,682    $    85,124    $    80,391
Other changes in equity from nonowner sources           (47,149)        73,791        133,130         56,075
                                                    -----------    -----------    -----------    -----------
Total changes in equity from nonowner sources       $   (16,185)   $    87,473    $   218,254    $   136,466
                                                    ===========    ===========    ===========    ===========

TOTAL SHAREHOLDER'S EQUITY
Balance, beginning of period                        $ 1,394,230    $ 1,026,557    $ 1,159,791    $   977,564
Changes in equity from nonowner sources                 (16,185)        87,473        218,254        136,466
                                                    -----------    -----------    -----------    -----------
Balance, end of period                              $ 1,378,045    $ 1,114,030    $ 1,378,045    $ 1,114,030
                                                    ===========    ===========    ===========    ===========

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                ($ in thousands)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      2003           2002
                                                                   -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                              $  (129,735)   $   (97,516)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from maturities of investments
               Fixed maturities                                        370,084        159,685
               Mortgage loans                                           21,430         15,585
        Proceeds from sales of investments
               Fixed maturities                                      1,002,424      1,217,752
               Equity securities                                        14,260         37,768
               Real Estate                                                 794              -

        Purchases of investments
               Fixed maturities                                     (1,859,906)    (2,243,995)
               Equity securities                                        (5,458)       (42,596)
               Mortgage loans                                          (23,789)       (21,946)
        Policy loans, net                                               (5,757)        (9,112)
        Short-term securities sales, net                               182,522          2,657
        Other investment purchases, net                                (36,190)       (10,915)
        Securities transactions in course of settlement, net           (41,513)        (6,048)
                                                                   -----------    -----------
        Net cash used in investing activities                         (381,099)      (901,165)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Contractholder fund deposits                                   692,415      1,167,790
        Contractholder fund withdrawals                               (189,276)      (165,218)

                                                                   -----------    -----------
        Net cash provided by financing activities                      503,139      1,002,572
                                                                   -----------    -----------

Net increase (decrease) in cash                                         (7,695)         3,891

Cash at beginning of period                                             15,424         19,514
                                                                   -----------    -----------
Cash at end of period                                              $     7,729    $    23,405
                                                                   -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Income taxes paid                                          $   115,762    $    19,505
                                                                   ===========    ===========

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The condensed financial statements and accompanying condensed footnotes of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

         In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The condensed balance sheet as of December 31, 2002 was derived from the audited balance sheet included in the Form 10-K.

         Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted.

         Certain prior year amounts have been reclassified to conform to the 2003 presentation.

2.       ACCOUNTING STANDARDS

         CHANGES IN ACCOUNTING PRINCIPLES

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In January 2003, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The provisions of FIN 46 are to be applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. The Company elected to adopt the remaining provisions of FIN 46 in the third quarter of 2003. FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under Statement of Financial Accounting Standards (SFAS) No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. Based upon the implementation guidance for FIN 46, the Company is not considered a primary beneficiary of any VIEs, thus no consolidations were required due to the implementation of FIN 46 on July 1, 2003. The Company does, however, hold a significant interest in other VIEs, none of which were material to the Company's financial statements.

         The implementation of FIN 46 encompassed a review of numerous entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. The FASB continues to provide additional guidance on implementing FIN 46 through FASB staff positions. In addition, a draft interpretation of FIN 46 has been issued for comment. As this guidance is finalized, the Company will continue to review the status of VIEs it is involved with. As a result of changes in the guidance, VIEs may ultimately be required to be consolidated.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company's financial statements.

         COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on the Company's financial statements.

         STOCK-BASED COMPENSATION

         On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively for all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", issued in December 2002.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the alternative method of accounting, an offsetting increase to stockholder's equity under SFAS 123 is recorded equal to the amount of compensation expense charged. The adoption of SFAS 123 did not have a significant impact on the Company's financial statements.

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

         This transaction is recorded as a secured borrowing. The mortgage-backed securities remain recorded as assets. The cash proceeds are reflected in short-term investments and a liability is established to reflect the Company's obligation to repurchase the securities at the end of the roll period. This liability is classified as other liabilities in the condensed balance sheets and fluctuates based upon the timing of the repayments. The balances were $19.8 million, $148.1 million and $.5 million at September 30, 2003, June 30, 2003 and December 31, 2002, respectively.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

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

RESULTS OF OPERATIONS ($ in millions)

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                  2003        2002        2003        2002
                                                ---------   ---------   ---------   ---------
Revenues                                        $   167.4   $   123.9   $   466.4   $   382.4

Provisions for benefits and interest credited        75.6        70.9       224.4       199.9

Operating expenses                                   44.4        32.0       124.9        58.9
                                                ---------   ---------   ---------   ---------

Income before taxes                                  47.4        21.0       117.1       123.6

Income taxes                                         16.4         7.3        32.0        43.2
                                                ---------   ---------   ---------   ---------

Net income                                      $    31.0   $    13.7   $    85.1   $    80.4
                                                =========   =========   =========   =========

The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). TIC has a license from Travelers Property Casualty Corp. to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business. The Company offers fixed and variable deferred annuities and individual life insurance to individuals and small businesses. These products are distributed primarily through Smith Barney and Primerica Financial Services, both affiliates of the Company, a nationwide network of independent financial professionals and non-affiliated broker-dealers. In addition, the Company distributes these products through CitiStreet Retirement Services and Citibank, N.A., also affiliates of the Company.

The Company's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable products. Declines in credit quality of issuers will have a negative effect on earnings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 14.

Net income for the third quarter of 2003 was $31.0 million, up $17.3 million or 126% over the prior year quarter. This quarterly increase was primarily related to lower net after-tax realized investment losses, favorable investment yields and increases in individual annuity account balances and net written individual life premiums (business volumes), partially offset by higher operating expenses. Net income included net after-tax realized investment losses of $1.6 million and $18.8 million for the three months ended September 30, 2003 and 2002, respectively. Impairments of fixed maturity holdings in the energy sector during the third quarter of 2002 were the primary driver of this decrease.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

Net income was $85.1 million for the nine months ended September 30, 2003, compared to $80.4 million in the same 2002 period. This 5.9% increase resulted from lower realized investment losses, higher investment income from strong business volumes, and favorable income taxes, mostly offset by a 112% increase in operating expenses due to an increase in amortization of deferred acquisition costs (DAC).

Included in net income were net after-tax realized investment losses of $5.9 million and $29.0 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in the nine-month period was primarily the result of $19.9 million of after-tax impairments on WorldCom Inc. investments during the 2002 second quarter. A tax benefit related to an adjustment to the Dividends Received Deduction (DRD) in 2003 of $9.2 million for the nine months ended September 30, 2003 resulted in a 27% effective tax rate for the current year nine-month period compared to 35% in the prior year nine-month period.

Revenue increases for both the quarterly and nine-month periods over prior year were driven by net investment income (NII) and fee income. NII was $89.9 million in the third quarter of 2003 compared to $80.0 million in the third quarter of 2002. This increase was primarily due to a larger invested asset base created from higher business volumes and favorable investment yields. Fee income in the individual annuity and individual life product lines together increased $14.1 million in the current year quarter compared to that of 2002, due to higher business volumes, particularly in the individual life line.

NII increased $33.2 million or 15% to $256.6 million for the nine months ended September 30, 2003 from the comparable 2002 period. This increase was due to a larger invested asset base created from higher business volumes. Fee income in the individual annuity and individual life product lines together increased $21.2 million in the nine-month period over prior year, reflecting increased business volumes from in-force policy retention related to lower surrender rates and positive net sales.

Insurance benefits and interest credited grew 6.6% to $75.6 million in the third quarter of 2003, compared to $70.9 million in the prior year period. This increase was primarily related to the volume growth in individual annuity and universal life contractholder funds. Operating expenses increased in the three months ended September 30, 2003 over the same period in 2002 primarily due to a $14.3 million increase in the amortization of DAC. The amortization of capitalized DAC is a significant component of the Company's expenses. The Company's recording of DAC varies based upon product type. DAC for deferred annuities, both fixed and variable, and payout annuities employs a level yield methodology. DAC for universal life is amortized in relation to estimated gross profits, with traditional life, including term insurance and other products, amortized in relation to anticipated premiums. This DAC increase was primarily the result of a higher amortization rate implemented in fourth quarter 2002 resulting from the decrease in market value of individual annuity account balances.

The insurance benefits and interest credited were 12.3% higher for the nine-month period ended September 30, 2003 versus September 30, 2002, primarily related to the volume growth in individual annuity and universal life contractholder funds. Operating expenses were up $66.0 million or 112% for the nine-month period ended September 30, 2003 over September 30, 2002. This increase was primarily related to the amortization of DAC, which was $101.6 million in 2003 versus $35.5 million in 2002. This DAC increase was primarily related to the higher amortization rate in 2003, and the first quarter 2002 one-time $29.8 million reduction to DAC amortization in the individual annuity business relating to changes in underlying lapse and interest rate assumptions.

The following table shows net written premiums and deposits by product line for the quarters and nine months ended September 30, 2003 and 2002. The majority of the annuity business and a substantial portion of the life business written by the Company are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Deposits represent a statistic used for measuring business volumes, which management of the Company uses to manage the life

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies.

PREMIUMS AND DEPOSITS ($ in millions)

                       THREE MONTHS ENDED      NINE MONTHS ENDED
                         SEPTEMBER 30,           SEPTEMBER 30,
                       2003        2002        2003        2002
                     ---------   ---------   ---------   ---------
Premiums
Individual Life      $      10   $      10   $      29   $      29
Other Annuity                1           1           3           3
                     ---------   ---------   ---------   ---------
    Total Premiums          11          11          32          32
                     ---------   ---------   ---------   ---------
Deposits
Individual Annuity         644         618       1,546       2,135
Individual Life            174          98         385         311
Other Annuity                1           2           3           4
                     ---------   ---------   ---------   ---------
    Total Deposits   $     819   $     718   $   1,934   $   2,450
                     ---------   ---------   ---------   ---------

Individual annuity deposits collected for the quarter ended September 30, 2003 were up 4% from the prior year quarter as a result of increased variable annuity production due to improved equity market conditions and competitive product features. This increase was offset by a decrease in fixed annuity sales. The individual life deposits collected in the amount of $174 million increased $76 million in the third quarter of 2003 over the prior year period, resulting from record single premium sales.

Individual annuity deposits collected decreased $589 million or 28% in the nine months ended September 30, 2003 versus the same period in 2002. The decrease was driven primarily by a decline in fixed annuity production due to competitive pressures. Individual annuity account balances were $11.8 billion and $9.4 billion at September 30, 2003 and 2002, respectively. This increase is reflective of market appreciation over the past twelve months and in-force retention related to lower surrender rates and positive net sales. Record universal life production in the third quarter 2003 was the driver of the 24% increase in individual life deposits for the nine months ended September 30, 2003 versus the prior year period. Life insurance in force was $41 billion at September 30, 2003, up from $36 billion at December 31, 2002.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (NAIC) and the states to identify companies that merit further regulatory action. At December 31, 2002, the Company had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The Company does not have surplus available to pay dividends to its parent in 2003 without prior approval of the State of Connecticut Insurance Department. The Company did not pay any dividends to its parent during the nine months ended September 30, 2003 and 2002.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

LEGISLATIVE DEVELOPMENTS

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 was enacted into law. This act makes various changes in individual tax rates. Most significantly, the legislation extends the 15% maximum capital gains tax rate to corporate dividends received by individuals, including dividends received by mutual funds and passed through to mutual fund shareholders. The legislation also lowers the capital gains tax rate and accelerates the individual income tax rate reductions enacted in 2001. These changes could have a negative impact on demand for life and annuity products. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on this page.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings, the impact that the adoption of recent legislation may have on the demand for life and annuity products and the potential impact of the decline in credit quality of investments on earnings.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT NO.                             DESCRIPTION
-----------     ----------------------------------------------------------------
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

------------------
+Filed herewith

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

                            THE TRAVELERS LIFE AND ANNUITY COMPANY
                            --------------------------------------
                                         (Registrant)

Date November 14, 2003      /s/ Glenn D. Lammey
                            -------------------------

                            Glenn D. Lammey
                            Senior Executive Vice President,
                            Chief Financial Officer & Chief Accounting Officer (Principal Financial Officer & Principal Accounting Officer)