Form 10-K
period 2003-12-31
TRAVELERS LIFE & ANNUITY CO
filed 2004-03-22
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO ________________

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                                                PAGE
-----------                                                                                                ----
                                                       PART I
     1.        Business................................................................................       2

     2.        Properties..............................................................................       4

     3.        Legal Proceedings.......................................................................       5

     4.        Submission of Matters to a Vote of Security Holders.....................................       5

                                                       PART II

     5.        Market for Registrant's Common Equity and Related Stockholder Matters...................       5

     6.        Selected Financial Data.................................................................       5

     7.        Management's Discussion and Analysis of Financial Condition and Results of Operations...       5

    7A.        Quantitative and Qualitative Disclosures About Market Risk..............................      11

     8.        Financial Statements and Supplementary Data.............................................      13

     9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....      46

    9A.        Controls and Procedures.................................................................      46

                                                       PART III

    10.        Directors and Executive Officers of the Registrant......................................      47

    11.        Executive Compensation..................................................................      47

    12.        Security Ownership of Certain Beneficial Owners and Management..........................      47

    13.        Certain Relationships and Related Transactions..........................................      47

    14.        Principal Accountant Fees and Services..................................................      47

                                                       PART IV

    15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................      49

               Exhibit Index...........................................................................      50

               Signatures .............................................................................      51
               Index to Financial Statements and Financial Statement Schedules.........................      52
               Exhibit 31.01...........................................................................      57
               Exhibit 31.02...........................................................................      58
               Exhibit 32.01...........................................................................      59

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1. BUSINESS.

GENERAL

The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The periodic reports of Citigroup and TIC provide additional business and financial information concerning those companies and their consolidated subsidiaries. On March 27, 2002, Travelers Property Casualty Corp. (TPC), TIC's parent at December 31, 2001, completed its initial public offering (IPO). On August 20, 2002, Citigroup made a tax-free distribution of the majority of its remaining interest in TPC to Citigroup's stockholders. Prior to the IPO, the common stock of TIC was distributed by TPC to Citigroup Insurance Holding Corporation (CIHC) so that TIC and the Company would remain indirect wholly owned subsidiaries of Citigroup. TIC has a license from TPC to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business.

The Company is a stock insurance company chartered in 1973 in the State of Connecticut and has been continuously engaged in the insurance business since that time. The Company is licensed to conduct life and annuity insurance business in all the states except New York. The Company is also licensed to conduct life and annuity insurance business in the District of Columbia and Puerto Rico.

The Company offers individual annuity and life insurance products to individuals and small businesses. Among the range of individual annuity products offered are deferred fixed and variable annuities and payout annuities. Individual life insurance products include term, universal and variable life insurance. These products are distributed primarily through Smith Barney (SB), a division of Citigroup Global Markets Inc., and Primerica Financial Services (PFS), both affiliates of the Company. Individual annuity sales by SB accounted for 32% of total individual annuity sales in 2003 and 2002. Sales by PFS accounted for 29% and 26% in 2003 and 2002, respectively. In addition, the Company distributes these products through CitiStreet Retirement Services, a division of CitiStreet LLC, (CitiStreet) and Citibank, N.A. (Citibank), also affiliates of the Company, a nationwide network of independent agents and the outside broker-dealer channel.

In the past, the Company offered group pension close-out business. The Company no longer actively markets this product and all new sales are reported in TIC. Periodically, premiums are collected from the business that remains on the books. Reserves related to this block of business remain recorded in the Company's balance sheets.

The Company has assets held in a separate account related to reserves on structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the separate account assets. The assets held in this separate account are owned by the Company and contractholders do not share in their investment performance. The assets, liabilities and earnings related to the structured settlements are classified consistently with general account assets, liabilities and earnings. These contracts were purchased by TPC in connection with the settlement of certain of their policyholder obligations. Effective April 1998, the Company no longer writes structured settlement contracts.

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

INSURANCE REGULATIONS

Insurance Regulatory Information System

The National Association of Insurance Commissioners (NAIC) Insurance Regulatory Information System (IRIS) was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has an established "usual range" of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges for four or more of the ratios. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of the Company during the years ended December 31, 2003 and 2002.

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

The formulas have not been designed to differentiate among adequately capitalized companies, which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formula to rate or rank companies. At December 31, 2003, the Company had total adjusted capital in excess of amounts requiring company action or any level of regulatory action at any prescribed RBC level.

Insurance Regulation Concerning Dividends

The Company is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the State of Connecticut Insurance Department for the declaration or payment of any dividend which, together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), reduced by 25% of the change in net unrealized capital gains, as determined in accordance with statutory accounting practices.

In accordance with the Connecticut statute, after reducing the Company's unassigned funds (surplus) by 25% of the change in net unrealized capital gains, the Company may not pay dividends during 2004 without prior approval of the State of Connecticut Insurance Department.

Code of Ethics

The Company has adopted a code of ethics for financial professionals which applies to the Company's principal executive officer and principal financial and accounting officer. The code of ethics for financial professionals has been included as an exhibit to this Form 10-K and can be found on the Citigroup website by selecting the "Corporate Governance" page.

ITEM 2. PROPERTIES.

The Company's executive offices are located in Hartford, Connecticut. The Company and TIC moved their executive offices to One Cityplace, Hartford, Connecticut, during the first quarter of 2003. The Company and TIC occupy 373,000 square feet at this location under an operating lease (in which TIC is the lessee) that runs through October 31, 2008.

At December 31, 2002 TIC leased approximately 284,000 square feet from TPC at One Tower Square, Hartford, Connecticut under a lease that ran through March 31, 2003. The Company also occupied this space leased by TIC and was allocated expense according to cost sharing agreements. Management believes that these facilities are suitable and adequate for the Company's current needs.

The preceding discussion does not include information on investment properties.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

ITEM 3. LEGAL PROCEEDINGS.

In 2003, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in our industry, the Company has received a request for information from the Securities and Exchange Commission (SEC) and a subpoena from the New York Attorney General regarding market timing and late trading. In March 2004 the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing. The Company is cooperating fully with all of these reviews and is not able to predict their outcomes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has 100,000 authorized shares of common stock, of which 30,000 are issued and outstanding as of December 31, 2003. All outstanding shares of the Company's common stock are held by TIC, and there exists no established public trading market for the common stock of the Company. The Company did not pay dividends in 2003 or 2002. See Note 7 of Notes to Financial Statements for dividend restrictions.

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

CRITICAL ACCOUNTING POLICIES

The Notes to Financial Statements contain a summary of the Company's significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies are considered to be critical to the portrayal of the Company's financial condition since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain, which are discussed below.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

DEFERRED ACQUISITION COSTS

Costs of acquiring traditional life, universal life (UL) and deferred annuities are deferred. These deferred acquisition costs (DAC) include principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business. The method for determining amortization of deferred acquisition costs varies by product type based upon three different accounting pronouncements: Statement of Financial Accounting Standards (SFAS) No. 60, "Accounting and Reporting by Insurance Enterprises" (SFAS 60), SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91) and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments" (SFAS
97).

DAC for deferred annuities, both fixed and variable, is amortized employing a level effective yield methodology per SFAS 91 as indicated by AICPA Practice Bulletin 8. An amortization rate is developed using the outstanding DAC balance and projected account balances. This rate applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that contains assumptions related to investment returns and persistency. The model rate is evaluated at least annually, and changes in underlying lapse and interest rate assumptions are to be treated retrospectively. Variances in expected equity market returns versus actual returns are treated prospectively and a new amortization pattern is developed so that the DAC balances will be amortized over the remaining estimated life of the business. DAC for these products is currently being amortized over 10-15 years.

DAC for UL is amortized in relation to estimated gross profits from surrender charges, investment, mortality, and expense margins per SFAS 97. Actual profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Re-estimates of gross profits, performed at least annually, result in retrospective adjustments to earnings by a cumulative charge or credit to income. DAC for this product is currently being amortized over 16-25 years.

DAC relating to traditional life, including term insurance and other products, is amortized in relation to anticipated premiums per SFAS 60. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy. DAC for this product is currently being amortized over 5-20 years.

All DAC is reviewed, at least annually, to determine if it is recoverable from future income, including investment income, and, if not recoverable, is charged to expense. All other acquisition expenses are charged to operations as incurred.

FUTURE POLICY BENEFITS

Future policy benefits represent liabilities for future insurance policy benefits for payout annuities and traditional life products. The annuity payout reserves are calculated using the mortality and interest assumptions used in the actual pricing of the benefit. Mortality assumptions are based on Company experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. The interest rates range from 2.07% to 7.85% for these annuity products with a weighted average interest rate of 6.6%, including adverse deviation. Traditional life products include whole life and term insurance. Future policy benefits for traditional life products are estimated on the basis of

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

actuarial assumptions as to mortality, persistency and interest, established at policy issue and are based on the Company's experience, which, together with interest assumptions, include a margin for adverse deviation. Appropriate recognition has been given to experience rating and reinsurance. Interest assumptions applicable to traditional life products range from 3.0% to 7.0%, with a weighted average of 5.8%.

INVESTMENTS IN FIXED MATURITIES

Fixed maturities, which comprise 88% and 82% of total investments at December 31, 2003 and 2002, respectively, include bonds, notes and redeemable preferred stocks. Fixed maturities, including financial instruments subject to securities lending agreements (see Note 2 of Notes to Financial Statements), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes. If quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment are used to determine fair value. Changes in the assumptions could affect the fair values of investments of fixed maturities. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts a rigorous review each quarter to identify and evaluate investments that have possible indications of impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Changing economic conditions - global, regional, or related to specific issuers or industries - could result in other-than-temporary losses.

PREMIUMS

Premiums are recognized as revenues when due. Premiums for contracts with a limited number of premium payments, due over a significantly shorter period than the period over which benefits are provided, are considered revenue when due. The portion of premium which is not required to provide for benefits and expenses is deferred and recognized in revenues in a constant relationship to insurance benefits in force.

RESULTS OF OPERATIONS ($ in millions)

FOR THE YEAR ENDED DECEMBER 31,     2003       2002
-------------------------------    -------    -------
Revenues                           $ 646.3    $ 533.5

Benefits and interest credited       306.7      275.1

Operating expenses                   185.6       99.4
                                   -------    -------

Income before taxes                  154.0      159.0

Income taxes                          34.6       55.6
                                   -------    -------

Net income                         $ 119.4    $ 103.4
                                   =======    =======

Net income was $119.4 million for the year ended December 31, 2003, compared to $103.4 million for the year ended December 31, 2002. This 15% increase resulted from lower realized investment

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

losses, higher business volumes and favorable income taxes, partially offset by an 87% increase in operating expenses, due to an increase in amortization of DAC and lower fixed income yields. Net income included net realized investment losses of $4.7 million and $19.9 million for the years ended December 31, 2003 and 2002, respectively. This decrease was primarily the result of the absence of prior-year impairments on WorldCom Inc. investments of $12.9 million. A tax benefit related to an adjustment to the Dividends Received Deduction in 2003 of $13.1 million for the year ended December 31, 2003 contributed to a 22.5% effective tax rate for the year compared to 35% in the prior year period.

Revenues increased 21% in 2003 over prior year. This increase was driven by net investment income (NII) and fee income. NII was $356.5 million in 2003 compared to $311.9 million in 2002. This increase was primarily due to a larger invested asset base created from higher business volumes. Fee income in the individual annuity and individual life product lines together increased $47.7 million, or 25%, in the current year compared to that of 2002, reflecting increased business volumes from in-force policy retention related to lower surrender rates, positive net sales and variable annuity equity market growth.

Insurance benefits and interest credited were 11.5% higher in 2003 versus 2002, primarily related to the volume growth in individual annuity and universal life contractholder funds. Operating expenses in 2003 were up $86.2 million, or 87%, over the prior year due to an increase in the amortization of DAC, which was $136.3 million in 2003 versus $67.0 million in 2002 and other expenses related to business volume.

The amortization of capitalized DAC is a significant component of the Company's expenses. The Company's recording of DAC amortization varies based upon product type. DAC for deferred annuities, both fixed and variable employs a level yield methodology. DAC for UL is amortized in relation to estimated gross profits, with traditional life, including term insurance and other products, amortized in relation to anticipated premiums.

The following is a summary of capitalized DAC by type:

                                        Traditional    Deferred
($ in millions)                            Life         Annuity         UL           Total
-----------------------------------    ------------   -----------   -----------   -----------
Beginning balance
January 1, 2002                        $       47.7   $     511.5   $     255.2   $     814.4

 Commissions and expenses deferred             16.5         169.4         130.8         316.7
 Amortization expense                          (8.9)        (72.6)         (9.3)        (90.8)
 Underlying lapse and interest rate
   assumptions                                    -          29.8             -          29.8
 Amortization related to SFAS 91
   reassessment                                   -          (6.0)            -          (6.0)
                                       ------------   -----------   -----------   -----------
Balance December 31, 2002                      55.3         632.1         376.7       1,064.1

Commissions and expenses deferred              14.3         172.1         164.9         351.3
Amortization expense                          (10.2)       (107.6)        (18.5)       (136.3)
                                       ------------   -----------   -----------   -----------
Balance December 31, 2003              $       59.4   $     696.6   $     523.1   $   1,279.1
                                       ------------   -----------   -----------   -----------

DAC capitalization increased 11% in 2003 versus 2002. The 2003 growth was driven by a 26% increase in universal life capitalization related to a significant increase in production. During the first quarter of 2002 there was a one-time decrease in deferred annuity DAC amortization of $29.8 million due to changes in underlying lapse and interest rate assumptions. These adjustments are to be treated

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

retrospectively as per SFAS 91 by adjusting the DAC asset through amortization expense and employing the new assumptions prospectively. In the fourth quarter of 2002, the Company increased its deferred annuity DAC amortization by $6.0 million due to a significant decline in its individual annuities account balances and benefit reserves, largely resulting from decreases in the stock market which caused account balances to decline. In contrast to lapse and interest rate assumptions, variances in expected versus actual market returns are treated prospectively, resulting in a new amortization pattern over the remaining estimated life of the business. The new amortization pattern is the primary reason for the increase in deferred annuity DAC amortization in 2003 over 2002.

The following table shows net written premiums and deposits by product line for the years ended December 31, 2003 and 2002. The majority of the annuity business and a substantial portion of the life business written by the Company are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent a statistic used for measuring business volumes, which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies.

PREMIUMS AND DEPOSITS ($ in millions)

FOR THE YEARS ENDED DECEMBER 31,     2003         2002
--------------------------------    -------     --------
Premiums
Individual Life                     $    37     $     38
Other Annuity                             4            5
                                    -------     --------
    Total Premiums                  $    41     $     43
                                    -------     --------
Deposits
Individual Annuity - Fixed          $   606     $  1,244
Individual Annuity - Variable         1,581        1,343
Individual Life                         599          433
Other Annuity                             4            4
                                    -------     --------
    Total Deposits                  $ 2,790     $  3,024
                                    -------     --------

Individual annuity deposits collected for the year ended December 31, 2003 decreased 15% from the prior year primarily driven by a 51% decline in fixed annuity sales due to competitive pressures and current market perception of fixed rate products. This decrease was offset by an increase in variable annuity sales which improved as equity market conditions improved. Individual annuity account balances were $13.0 billion and $10.0 billion at December 31, 2003 and 2002, respectively. This increase is reflective of market appreciation over the past year and in-force retention related to lower surrender rates and positive net sales.

The 38% increase in individual life deposits for the twelve months ended December 31, 2003 versus 2002 was the result of record universal life production in the third and fourth quarters of 2003. Life insurance in force was $44 billion at December 31, 2003, up from $36 billion at December 31, 2002.

OUTLOOK

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on the following page.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

The Company is included in the Travelers Life & Annuity (TLA) segment of TIC and its outlook should be considered within that context. TLA should benefit from growth in the aging population which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. TLA is well positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity, retirement and estate planning products sold through established distribution channels.

However, competition in both product pricing and customer service is intensifying. There has been consolidation within the industry, and among other financial services organizations that are increasingly involved in the sale and/or distribution of insurance products. Also, the annuities business is interest rate and market sensitive. TLA's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products. Declines in credit quality of issuers will have a negative effect on earnings.

In order to strengthen its competitive position, TLA expects to maintain a current product portfolio, further diversify its distribution channels, and retain its financial position through strong sales growth and maintenance of an efficient cost structure. Federal and state regulators have focused on, and continue to devote substantial attention to, the mutual fund and variable insurance product industries. As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous proposals for legislative and regulatory reforms, including mutual fund governance, new disclosure requirements concerning mutual fund share classes, commission breakpoints, revenue sharing, advisory fees, market timing, late trading, portfolio pricing, annuity products, hedge funds, and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect the industries or the Company's businesses, and, if so, to what degree.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Financial Statements for Future Application of Accounting Standards.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase,"

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

"may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, the resolution of legal proceedings, the impact that the adoption of recent legislation may have on the demand for life and annuity products, the potential impact of a decline in credit quality of investments on earnings; the Company's market risk and the discussions of the Company's prospects under "Outlook" on page 9.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2003. The Company's market risk sensitive instruments are entered into for purposes other than trading.

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

There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2002. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods. The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on the previous page.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 2003 and 2002. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $299 million and $262 million based on a 100 basis point increase in interest rates as of December 31, 2003 and 2002, respectively.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $254 million and $242 million based on a 100 basis point increase in interest rates as of December 31, 2003 and 2002, respectively. Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments as a result of a 100 basis point increase in interest rates as of December 31, 2003 and 2002 is not material.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
Independent Auditors' Report......................................      14

Financial Statements:

    Statements of Income for the years ended
    December 31, 2003, 2002 and 2001..............................      15

    Balance Sheets as of December 31, 2003 and 2002...............      16

    Statements of Changes in Shareholder's Equity for the years
    ended December 31, 2003, 2002 and 2001........................      17

    Statements of Cash Flows for the years ended
    December 31, 2003, 2002 and 2001..............................      18

    Notes to Financial Statements.................................      19

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
The Travelers Life and Annuity Company:

We have audited the accompanying balance sheets of The Travelers Life and Annuity Company as of December 31, 2003 and 2002, and the related statements of income, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Life and Annuity Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002 and for derivative instruments and hedging activities and for securitized financial assets in 2001.

/s/KPMG LLP

Hartford, Connecticut
February 26, 2004

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                              STATEMENTS OF INCOME
                                ($ in thousands)

               FOR THE YEAR ENDED DECEMBER 31,                    2003          2002          2001
------------------------------------------------------------    ---------     ---------     ---------
REVENUES
Premiums                                                        $  40,866     $  42,893     $  39,222
Net investment income                                             356,463       311,946       251,054
Realized investment gains (losses)                                 (7,202)      (30,584)       26,144
Fee income                                                        237,366       189,686       173,113
Other revenues                                                     18,834        19,530        14,317
                                                                ---------     ---------     ---------
      Total Revenues                                              646,327       533,471       503,850
                                                                ---------     ---------     ---------

BENEFITS AND EXPENSES
Current and future insurance benefits                              89,729        94,513        88,842
Interest credited to contractholders                              216,952       180,610       125,880
Amortization of deferred acquisition costs                        136,310        66,972        89,475
General and administrative expenses                                49,288        32,352        23,404
                                                                ---------     ---------     ---------
      Total Benefits and Expenses                                 492,279       374,447       327,601
                                                                ---------     ---------     ---------

Income before federal income taxes and cumulative effect
   of change in accounting principle                              154,048       159,024       176,249
                                                                ---------     ---------     ---------

Federal income taxes
      Current                                                      73,423       (31,143)      (19,007)
      Deferred                                                    (38,835)       86,797        80,096
                                                                ---------     ---------     ---------
      Total Federal Income Taxes                                   34,588        55,654        61,089
                                                                ---------     ---------     ---------

Income before cumulative effect of change in accounting
   principle                                                      119,460       103,370       115,160

Cumulative effect of change in accounting for
   derivative instruments and hedging activities, net of tax            -             -           (62)
                                                                ---------     ---------     ---------

Net Income                                                      $ 119,460     $ 103,370     $ 115,098
                                                                =========     =========     =========

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                 BALANCE SHEETS
                                ($ in thousands)

AT DECEMBER 31,                                                                   2003           2002
--------------------------------------------------------------------------     -----------    -----------
ASSETS
Fixed maturities, available for sale at fair value (including $130,895 and
      $144,284 subject to securities lending agreements) (cost $5,033,778
      and $4,385,801)                                                          $ 5,357,225    $ 4,520,299
Equity securities, at fair value (cost $8,253 and $14,939)                           8,307         14,495
Mortgage loans                                                                     135,347        134,078
Short-term securities                                                              195,279        475,365
Other invested assets                                                              392,638        384,616
                                                                               -----------    -----------
      Total Investments                                                          6,088,796      5,528,853
                                                                               -----------    -----------
Separate and variable accounts                                                   9,690,455      6,862,009
Deferred acquisition costs                                                       1,279,118      1,064,118
Premiums and fees receivable                                                        67,272         59,636
Other assets                                                                       312,546        179,558
                                                                               -----------    -----------
      Total Assets                                                             $17,438,187    $13,694,174
                                                                               -----------    -----------

LIABILITIES
Future policy benefits and claims                                              $ 1,097,704    $ 1,145,692
Contractholder funds                                                             4,511,813      3,886,083
Separate and variable accounts                                                   9,690,455      6,862,009
Deferred federal income taxes                                                      224,821        199,350
Other liabilities                                                                  514,718        441,249
                                                                               -----------    -----------
      Total Liabilities                                                         16,039,511     12,534,383
                                                                               -----------    -----------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
    30,000 issued and outstanding                                                    3,000          3,000
Additional paid-in capital                                                         417,316        417,316
Retained earnings                                                                  763,994        644,534
Accumulated other changes in equity from nonowner sources                          214,366         94,941
                                                                               -----------    -----------
      Total Shareholder's Equity                                                 1,398,676      1,159,791
                                                                               -----------    -----------
      Total Liabilities and Shareholder's Equity                               $17,438,187    $13,694,174
                                                                               ===========    ===========

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                ($ in thousands)

                                                                             FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                                                --------------------------------------------
COMMON STOCK                                                       2003            2002             2001
------------------------------------------------------------    ------------    ------------    ------------
Balance, beginning of year                                      $      3,000    $      3,000    $      3,000
Changes in common stock                                                    -               -               -
                                                                ------------    ------------    ------------
Balance, end of year                                            $      3,000    $      3,000    $      3,000
                                                                ============    ============    ============

ADDITIONAL PAID-IN CAPITAL

Balance, beginning of year                                      $    417,316    $    417,316    $    417,316
Capital contributed by parent                                              -               -               -
                                                                ------------    ------------    ------------
Balance, end of year                                            $    417,316    $    417,316    $    417,316
                                                                ============    ============    ============

RETAINED EARNINGS

Balance, beginning of year                                      $    644,534    $    541,164    $    426,066
Net income                                                           119,460         103,370         115,098
                                                                ------------    ------------    ------------
Balance, end of year                                            $    763,994    $    644,534    $    541,164
                                                                ============    ============    ============

ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES

Balance, beginning of year                                      $     94,941    $     16,084    $     13,622
Cumulative effect of change in accounting principle for
   derivative instruments and hedging activities, net of tax               -               -              62
Unrealized gains (losses), net of tax                                120,993          73,750            (924)
Derivative instrument hedging activity gains (losses),
    net of tax                                                        (1,568)          5,107           3,324
                                                                ------------    ------------    ------------
Balance, end of year                                            $    214,366    $     94,941    $     16,084
                                                                ============    ============    ============

SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES

Net income                                                      $    119,460    $    103,370    $    115,098
Other changes in equity from nonowner sources                        119,425          78,857           2,462
                                                                ------------    ------------    ------------
Total changes in equity from nonowner sources                   $    238,885    $    182,227    $    117,560
                                                                ============    ============    ============
TOTAL SHAREHOLDER'S EQUITY
Balance, beginning of year                                      $  1,159,791    $    977,564    $    860,004
Changes in total shareholder's equity                                238,885         182,227         117,560
                                                                ------------    ------------    ------------
Balance, end of year                                            $  1,398,676    $  1,159,791    $    977,564
                                                                ============    ============    ============

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                ($ in thousands)

FOR THE YEARS ENDED DECEMBER 31,                                  2003            2002           2001
----------------------------------------------------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Premiums collected                                      $     43,903    $     43,490    $     37,915
      Net investment income received                               319,629         276,813         211,179
      Fee and other income received                                265,410         238,970         211,885
      Benefits and claims paid                                    (105,867)       (103,513)       (103,224)
      Interest paid to contractholders                            (216,952)       (180,610)       (125,880)
      Operating expenses paid                                     (437,335)       (343,932)       (354,506)
      Income taxes (paid) received                                (134,927)         88,888          45,257
      Other                                                         41,239         (21,047)        (31,175)
                                                              ------------    ------------    ------------
            Net Cash Used in Operating Activities                 (224,900)           (941)       (108,549)
                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities of investments
            Fixed maturities                                       519,960         255,009          97,712
            Mortgage loans                                          22,628          36,193          20,941
      Proceeds from sales of investments
            Fixed maturities                                     1,657,663       1,689,931         938,987
            Equity securities                                        7,769          35,556           6,363
            Real estate held for sale                                  794               -             (36)
      Purchases of investments
            Fixed maturities                                    (2,823,940)     (3,018,069)     (2,022,618)
            Equity securities                                       (3,506)        (35,735)         (2,274)
            Mortgage loans                                         (27,456)        (44,632)        (14,494)
      Policy loans, net                                                665         (11,201)         (3,395)
      Short-term securities (purchases) sales, net                 280,086        (268,606)         40,618
      Other investment (purchases) sales, net                      (45,906)        (20,915)         (6,334)
      Securities transactions in course of settlement, net          (3,561)        117,806          64,698
                                                              ------------    ------------    ------------
            Net Cash Used in Investing Activities                 (414,804)     (1,264,663)       (879,832)
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Contractholder fund deposits                                 913,546       1,486,056       1,178,421
      Contractholder fund withdrawals                             (287,816)       (224,542)       (185,464)
                                                              ------------    ------------    ------------
            Net Cash Provided by Financing Activities              625,730       1,261,514         992,957
                                                              ------------    ------------    ------------
Net increase (decrease) in cash                                    (13,974)         (4,090)          4,576
Cash at beginning of year                                           15,424          19,514          14,938
                                                              ------------    ------------    ------------
Cash at December 31,                                          $      1,450    $     15,424    $     19,514
                                                              ============    ============    ============

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Significant accounting policies used in the preparation of the accompanying financial statements follow.

         BASIS OF PRESENTATION

         The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. On March 27, 2002, Travelers Property Casualty Corp. (TPC), TIC's parent at December 31, 2001, completed its initial public offering (IPO). On August 20, 2002, Citigroup made a tax-free distribution of the majority of its remaining interest in TPC to Citigroup Stockholders. Prior to the IPO, the common stock of TIC was distributed by TPC to Citigroup Insurance Holding Corporation (CIHC) so that TIC and the Company would remain indirect wholly owned subsidiaries of Citigroup. TIC has a license from TPC to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business.

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

         ACCOUNTING CHANGES

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In January 2003, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in the Company's financial statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under Statement of Financial Accounting Standards (SFAS) No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary,

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. The Company elected to implement the provisions of FIN 46 in the 2003 third quarter. Based upon the implementation guidance, the Company is not considered a primary beneficiary of any VIEs, thus no consolidations were required due to the implementation of FIN 46 on July 1, 2003. The Company does, however, hold a significant interest in other VIEs, none of which were material to the Company's financial statements.

The implementation of FIN 46 encompassed a review of numerous entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. The FASB continues to provide additional guidance on implementing FIN 46 through FASB Staff Positions.

In December 2003, the FASB released a revision of FIN 46 (FIN 46-R or the interpretation), which includes substantial changes from the original. The calculation of expected losses and expected residual returns have both been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, FIN 46-R changes the definition of a variable interest. The interpretation permits adoption of either the original or the revised versions of FIN 46 until the first quarter of 2004, at which time FIN 46-R must be adopted. For 2003 year-end, the Company's financial statements are in accordance with the original.

The Company is evaluating the impact of applying FIN 46-R to existing VIEs in which it has variable interests and has not yet completed this analysis. At this time, it is anticipated that the effect on the Company's balance sheet will be immaterial. As the Company continues to evaluate the impact of applying FIN 46-R, entities may be identified that would need to be consolidated.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

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

STOCK-BASED COMPENSATION

The Company and its employees participate in stock option plans of Citigroup. On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively for all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", issued in December 2002.

SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the alternative method of accounting, an offsetting increase to shareholder's equity under SFAS 123 is recorded equal to the amount of compensation expense charged. The adoption of SFAS 123 did not have a significant impact on the Company's financial statements.

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. All goodwill was fully amortized at December 31, 2001 and the Company did not have any other intangible assets with an indefinite useful life. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. See Note 4.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The cumulative effect of adopting SFAS 133 was an after-tax charge of $62 thousand included in net income and an after-tax benefit of $62 thousand included in accumulated other changes in equity from nonowner sources.

RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED BENEFICIAL INTEREST IN SECURITIZED FINANCIAL ASSETS

In April 2001, the Company adopted the FASB Emerging Issues Task Force (EITF) 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 establishes guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. Interest income on a beneficial interest falling within the scope of EITF 99-20 is to be recognized prospectively. The adoption of EITF 99-20 had no effect on the Company's financial statements.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

In July 2003, Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-01) was released. SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. The adoption of SOP 03-01 will not have a material impact on the Company's financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In December 2003, the FASB released a revision of FIN 46 (FIN 46-R). See "Consolidation of Variable Interest Entities" in the "Accounting Changes" section of this Note for a discussion of FIN 46-R.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

ACCOUNTING POLICIES

INVESTMENTS

Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including financial instruments subject to securities lending agreements (see Note 2), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes. If these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment are used to determine fair value. Changes in the assumptions could affect the fair values of investments. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts a rigorous review each quarter to identify and evaluate investments that have possible indications of impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Changing economic conditions - global, regional, or related to specific issuers or industries - could result in other-than-temporary losses.

Also included in fixed maturities are loan-backed and structured securities (including beneficial interests in securitized financial assets). Beneficial interests in securitized financial assets that are rated "A" and below are accounted for under the prospective method in accordance with EITF 99-20. Under the prospective method of accounting, the investment's effective yield and impairment for other-than-temporary losses in value are based upon projected future cash flows. All other loan-backed and structured securities are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows.

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

Other invested assets include trading securities, partnership investments and real estate joint ventures which are accounted for on the equity method of accounting. Undistributed income of these investments is reported in net investment income. Also included in other invested assets are policy loans which are carried at the amount of the unpaid balances that are not in excess of the net cash

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

surrender values of the related insurance policies. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

Accrual of investment income, included in other assets, is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, including financial futures contracts, swaps, options and forward contracts as a means of hedging exposure to interest rate changes, equity price change and foreign currency risk. The Company does not hold or issue derivative instruments for trading purposes. (See
Note 9 for a more detailed description of the Company's derivative use.) Derivative financial instruments in a gain position are reported in the balance sheet in other assets, derivative financial instruments in a loss position are reported in the balance sheet in other liabilities and derivatives purchased to offset embedded derivatives on variable annuity contracts are reported in other invested assets.

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

For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent that derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported in the accumulated other changes in equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, the ineffective portion of the changes in fair value is immediately included in realized investment gains and losses. The Company's cash flow hedges primarily include hedges of foreign denominated funding agreements and floating rate available-for-sale securities.

The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in realized investment gains and losses.

For those fair value and cash flow hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

remain in the accumulated other changes in equity from nonowner sources in shareholder's equity and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship is discontinued because a forecasted transaction will not occur when scheduled, the accumulated changes in fair value of the end-user derivative recorded in shareholder's equity are immediately reflected in realized investment gains and losses.

The Company enters into derivative contracts that are economic hedges but do not qualify or are not designated as hedges for accounting purposes. These derivatives are carried at fair value, with changes in value reflected in realized investment gains and losses.

Financial Instruments with embedded derivatives

The Company bifurcates an embedded derivative where the economic characteristics and risks of the embedded instrument are not clearly and closely related to the economic characteristics and risks of the host contract, the entire instrument would not otherwise be remeasured at fair value and a separate instrument with the same terms of the embedded instrument would meet the definition of a derivative under SFAS 133.

The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in realized investment gains and losses. Derivatives embedded in convertible debt securities are classified in the consolidated balance sheet as fixed maturity securities, consistent with the host instruments.

The Company markets certain investment contracts that have embedded derivatives, primarily variable annuity contracts with put options. These embedded derivatives are carried at fair value with changes in value reflected in realized investment gains and losses. Derivatives embedded in variable annuity contracts are classified in the consolidated balance sheet as future policy benefits and claims.

INVESTMENT GAINS AND LOSSES

Realized investment gains and losses are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts regular reviews to assess whether other-than-temporary losses exist. Changing economic conditions - global, regional, or related to specific issuers or industries - could result in other-than-temporary losses. Also included are gains and losses arising from the remeasurement of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company.

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

DEFERRED ACQUISITION COSTS

Costs of acquiring traditional life, universal life (UL) and deferred annuities are deferred. These deferred acquisition costs (DAC) include principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business. The method for determining amortization of DAC varies by product type based upon three different accounting pronouncements: SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" (SFAS 60), SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91) and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments" (SFAS
97).

DAC for deferred annuities, both fixed and variable, is amortized employing a level effective yield methodology per SFAS 91 as indicated by AICPA Practice Bulletin 8. An amortization rate is developed using the outstanding DAC balance and projected account balances. This rate applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that contains assumptions related to investment returns and persistency. The model rate is evaluated at least annually, and changes in underlying lapse and interest rate assumptions are to be treated retrospectively. Variances in expected equity market returns versus actual returns are treated prospectively and a new amortization pattern is developed so that the DAC balances will be amortized over the remaining estimated life of the business. DAC for these products is currently being amortized over 10-15 years.

DAC for UL is amortized in relation to estimated gross profits from surrender charges, investment, mortality, and expense margins per SFAS 97. Actual profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Re-estimates of gross profits, performed at least annually, result in retrospective adjustments to earnings by a cumulative charge or credit to income. DAC for this product is currently being amortized over 16-25 years.

DAC relating to traditional life, including term insurance, is amortized in relation to anticipated premiums per SFAS 60. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy. DAC for this product is currently being amortized over 5-20 years.

All DAC is reviewed, at least annually, to determine if it is recoverable from future income, including investment income, and, if not recoverable, is charged to expense. All other acquisition expenses are charged to operations as incurred. See Note 4.

VALUE OF INSURANCE IN FORCE

The value of insurance in force, reported in other assets, is an asset that represents the actuarially determined present value of anticipated profits to be realized from annuity contracts at the date of acquisition using the same assumptions that were used for computing related liabilities, where

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at an interest rate of 16% for the annuity business acquired. The annuity contracts are amortized employing a level yield method over 31 years. The value of insurance in force is reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income. See Note 4.

FUTURE POLICY BENEFITS

Future policy benefits represent liabilities for future insurance policy benefits for payout annuities and traditional life products. The annuity payout reserves are calculated using the mortality and interest assumptions used in the actual pricing of the benefit. Mortality assumptions are based on Company experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. The interest rates range from 2.07% to 7.85% for these annuity products with a weighted average interest rate of 6.6%, including adverse deviation. Traditional life products include whole life and term insurance. Future policy benefits for traditional life products are estimated on the basis of actuarial assumptions as to mortality, persistency and interest, established at policy issue and are based on the Company's experience, which, together with interest assumptions, include a margin for adverse deviation. Appropriate recognition has been given to experience rating and reinsurance. Interest assumptions applicable to traditional life products range from 3.0% to 7.0%, with a weighted average of 5.8%.

CONTRACTHOLDER FUNDS

Contractholder funds represent deposits from the issuance of UL pension investment and certain deferred annuity and structured settlement contracts. For UL contracts, contractholder fund balances are increased by receipts for mortality coverage, contract administration, surrender charges and interest accrued where one or more elements are not fixed or guaranteed. These balances are decreased by withdrawals, mortality charges and administrative expenses charged to the contractholders where these charges and expenses may not be fixed or guaranteed. Interest rates credited to contractholder funds related to universal life range from 4.0% to 5.95%, with a weighted average interest rate of 5.01%.

Pension investment and certain annuity contracts do not contain significant insurance risk and are considered investment-type contracts. Contractholder fund balances are increased by receipts and credited interest, and reduced by withdrawals and administrative expenses charged to the contractholder. Interest rates credited to these investment-type contracts range from 1.0 % to 7.75% with a weighted average interest rate of 5.35%.

GUARANTY FUND AND OTHER INSURANCE-RELATED ASSESSMENTS

Included in other liabilities is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. State guaranty fund assessments are based upon the Company's share of premiums written or received in one or more years prior to an insolvency occurring in the industry. Once an insolvency has occurred, the Company recognizes a liability for such assessments if it is probable that an assessment will be imposed and the amount of the assessment can be reasonably estimated. At December 31, 2003 and 2002, the Company's liability for guaranty fund assessments was not significant.

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

PREMIUMS

Premiums are recognized as revenues when due. Premiums for contracts with a limited number of premium payments, due over a significantly shorter period than the period over which benefits are provided, are considered revenue when due. The portion of premium which is not required to provide for benefits and expenses is deferred and recognized in revenues in a constant relationship to insurance benefits in force.

FEE INCOME

Fee income is recognized on deferred annuity and UL contracts for mortality, administrative and equity protection charges according to contract due dates. Fee income is recognized on variable annuity and universal life separate accounts either daily, monthly, quarterly or annually as per contract terms.

OTHER REVENUES

Other revenues include surrender penalties collected at the time of a contract surrender, and other miscellaneous charges related to annuity and universal life contracts recognized when received.

CURRENT AND FUTURE INSURANCE BENEFITS

Current and future insurance benefits represent charges for mortality and morbidity related to fixed annuities, universal life and term life insurance benefits.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

2.       INVESTMENTS

         FIXED MATURITIES

         The amortized cost and fair values of investments in fixed maturities were as follows:

                                                                      GROSS        GROSS
           DECEMBER 31, 2003                         AMORTIZED      UNREALIZED   UNREALIZED     FAIR
           ($ in thousands)                            COST           GAINS        LOSSES       VALUE
--------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
     Mortgage-backed securities - CMOs and
     pass-through securities                      $      644,362   $    18,352   $    1,598   $  661,116

     U.S. Treasury securities and obligations
     of U.S. Government and government agencies
     and authorities                                     192,271         4,756          731      196,296

     Obligations of states and political
     subdivisions                                         52,867         6,151            -       59,018

     Debt securities issued by foreign
     governments                                          57,656         3,386           83       60,959

     All other corporate bonds                         3,179,328       240,472        5,329    3,414,471

     All other debt securities                           903,211        59,113        3,105      959,219

     Redeemable preferred stock                            4,083         2,155           92        6,146
                                                  --------------   -----------   ----------   ----------
         Total Available For Sale                 $    5,033,778   $   334,385   $   10,938   $5,357,225
                                                  --------------   -----------   ----------   ----------

                                                                      GROSS        GROSS
           DECEMBER 31, 2002                         AMORTIZED      UNREALIZED   UNREALIZED     FAIR
           ($ in thousands)                            COST           GAINS        LOSSES       VALUE
--------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
     Mortgage-backed securities - CMOs and
     pass-through securities                      $      423,318   $    21,809   $       90   $  445,037

     U.S. Treasury securities and obligations
     of U.S. Government and government agencies
     and authorities                                     217,602         5,958        2,115      221,445

     Obligations of states and political
     subdivisions                                         49,472         7,170            -       56,642

     Debt securities issued by foreign
     governments                                          21,530         2,146          296       23,380

     All other corporate bonds                         2,932,069       157,225       82,175    3,007,119

     All other debt securities                           737,215        35,255       10,926      761,544

     Redeemable preferred stock                            4,595         1,785        1,248        5,132
                                                  --------------   -----------   ----------   ----------
         Total Available For Sale                 $    4,385,801   $   231,348   $   96,850   $4,520,299
                                                  --------------   -----------   ----------   ----------

Proceeds from sales of fixed maturities classified as available for sale were $1.7 billion, $1.7 billion and $939 million in 2003, 2002 and 2001, respectively. Gross gains of $48.2 million, $85.6 million

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

and $67.0 million and gross losses of $52.4 million, $29.9 million and $22.4 million in 2003, 2002 and 2001, respectively, were realized on those sales. Additional losses of $10.2 million, $66.9 million and $11.5 million were realized due to other-than-temporary losses in value in 2003, 2002 and 2001, respectively. Impairment activity increased significantly in 2002. These prior year impairments were concentrated in telecommunication and energy company investments.

Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote is not available amounted to $1.0 billion and $840.4 million at December 31, 2003 and 2002, respectively.

The amortized cost and fair value of fixed maturities available for sale at December 31, 2003, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           AMORTIZED        FAIR
          ($ in thousands)                   COST           VALUE
          ----------------                 ---------     ----------
MATURITY:
     Due in one year or less               $  210,086    $  214,645
     Due after 1 year through 5 years       1,529,425     1,634,709
     Due after 5 years through 10 years     1,821,121     1,963,235
     Due after 10 years                       828,784       883,520
                                           ----------    ----------
                                            4,389,416     4,696,109
                                           ----------    ----------
     Mortgage-backed securities               644,362       661,116
                                           ----------    ----------
         Total Maturity                    $5,033,778    $5,357,225
                                           ----------    ----------

The Company makes significant investments in collateralized mortgage obligations
(CMOs). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches which are protected against prepayment risk, including planned amortization class tranches and last cash flow tranches. Prepayment protected tranches are preferred because they provide stable cash flows in a variety of interest rate scenarios. The Company does invest in other types of CMO tranches if an assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

At December 31, 2003 and 2002, the Company held CMOs classified as available for sale with a fair value of $332.4 million and $265.5 million, respectively. Approximately 34% and 33%, respectively, of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 2003 and 2002. In addition, the Company held $327.7 million and $177.8 million of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 2003 and 2002, respectively. All of these securities are rated AAA.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

The Company engages in securities lending transactions whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally receives cash collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and invests in a short-term investment pool. See Note 11. The loaned securities remain a recorded asset of the Company. The Company records a liability for the amount of the cash collateral held, representing its obligation to return the cash collateral related to these loaned securities, and reports that liability as part of other liabilities in the consolidated balance sheet. At December 31, 2003 and 2002, the Company held cash collateral of $154.0 million and $149.0 million, respectively.

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

These transactions are recorded as secured borrowings. The mortgage-backed securities remain recorded as assets. The cash proceeds are reflected in short-term investments and a liability is established to reflect the Company's obligation to repurchase the securities at the end of the roll period. This liability is classified as other liabilities in the balance sheets and fluctuates based upon the timing of the repayments. The balances were insignificant at December 31, 2003 and 2002, respectively.

EQUITY SECURITIES

The cost and fair values of investments in equity securities were as follows:

                                                   GROSS         GROSS
                                                 UNREALIZED   UNREALIZED    FAIR
         ($ in thousands)               COST        GAINS       LOSSES      VALUE
         ----------------              -------   ----------   ----------   ------
DECEMBER 31, 2003
     Common stocks                     $ 1,645   $      343   $      249   $ 1,739
     Non-redeemable preferred stocks     6,608           30           70     6,568
                                       -------   ----------   ----------   -------
         Total Equity Securities       $ 8,253   $      373   $      319   $ 8,307
                                       -------   ----------   ----------   -------
DECEMBER 31, 2002
     Common stocks                     $ 2,599   $       37   $      699   $ 1,937
     Non-redeemable preferred stocks    12,340          394          176    12,558
                                       -------   ----------   ----------   -------
         Total Equity Securities       $14,939   $      431   $      875   $14,495
                                       -------   ----------   ----------   -------

Proceeds from sales of equity securities were $7.8 million, $35.6 million and $6.4 million in 2003, 2002 and 2001, respectively. Gross gains and losses on sales and impairments were insignificant.

OTHER-THAN-TEMPORARY LOSSES ON INVESTMENTS

At December 31, 2003, the cost of approximately 220 investments in fixed maturity and equity securities exceeded their fair value by $11.3 million. Of the $11.3 million, $9.2 million represents

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

fixed maturity investments that have been in a gross unrealized loss position for less than a year and of these 87% are rated investment grade. Fixed maturity investments that have been in a gross unrealized loss position for a year or more total $1.8 million and 32% of these are rated investment grade. The gross unrealized loss on equity securities was $.3 million at December 31, 2003.

Management has determined that the unrealized losses on the Company's investments in fixed maturity and equity securities at December 31, 2003 are temporary in nature. The Company conducts a rigorous review each quarter to identify and evaluate investments that have possible indications of impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. The Company's review for impairment generally entails:

         - Identification and evaluation of investments that have possible indications of impairment;

         - Analysis of individual investments that have fair values less than 80% of amortized cost, including consideration of length of time the investment has been in an unrealized loss position.

         - Discussion of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairments and those that would not support other-than-temporary impairment;

         - Documentation of the results of these analyses, as required under business policies.

The table below shows the fair value of investments in fixed maturities and equity securities in an unrealized loss position at December 31, 2003:

                                                            Gross Unrealized Losses
                                                            -----------------------
                                                  Less Than One Year     One Year or Longer           Total
                                                --------------------------------------------------------------------
                                                             Gross                  Gross                    Gross
                                                  Fair     Unrealized    Fair     Unrealized    Fair      Unrealized
            ($ in thousands)                      Value      Losses      Value      Losses      Value       Losses
--------------------------------------------------------------------------------------------------------------------
Fixed maturity securities available-for-sale:
Mortgage-backed securities-CMO's and
    pass-through securities                     $142,683   $    1,598   $     -   $        -   $142,683   $    1,598
U.S. Treasury securities and obligations of
    U.S. Government and government agencies
    and authorities                              132,402          731         -            -    132,402          731
Debt securities issued by foreign governments      2,183           83         -            -      2,183           83
All other corporate bonds                        237,621        4,266    19,461        1,063    257,082        5,329
All other debt securities                        122,769        2,461    20,054          644    142,823        3,105
Redeemable preferred stock                           650           41       659           51      1,309           92
                                                --------   ----------   -------   ----------   --------   ----------
Total fixed maturities                          $638,308   $    9,180   $40,174   $    1,758   $678,482   $   10,938
Equity securities                               $  2,642   $       56   $   946   $      263   $  3,588   $      319
                                                --------   ----------   -------   ----------   --------   ----------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

MORTGAGE LOANS

At December 31, 2003 and 2002, the Company's mortgage loan portfolios consisted of the following:

     ($ in thousands)              2003       2002
----------------------------------------------------
Current Mortgage Loans           $135,347   $130,303
Underperforming Mortgage Loans          -      3,775
                                 --------   --------
     Total                       $135,347   $134,078
                                 --------   --------

Underperforming assets include delinquent mortgage loans over 90 days past due, loans in the process of foreclosure and loans modified at interest rates below market.

Aggregate annual maturities on mortgage loans at December 31, 2003 are as shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

YEAR ENDING DECEMBER 31,
  ($ in thousands)
2004                          $ 11,301
2005                             6,137
2006                            27,827
2007                             5,155
2008                             5,804
Thereafter                      79,123
                              --------
     Total                    $135,347
                              ========

OTHER INVESTED ASSETS

Other invested assets are composed of the following:

          ($ in millions)                  2003    2002
--------------------------------------------------------
Private equity and arbitrage investments   $ 203   $ 142
Derivatives                                  115     162
Trading Securities                            33      27
Policy Loans                                  27      28
Real estate investments                       15      26
                                           -----   -----
Total                                      $ 393   $ 385
                                           -----   -----

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

CONCENTRATIONS

The Company participates in a short-term investment pool maintained by TIC. See
Note 11.

The Company's industry concentrations of investments, excluding those in federal and government agencies, primarily fixed maturities at fair value, were as follows:

 ($ in thousands)       2003        2002
------------------------------------------
Finance               $555,067    $562,179
Electric Utilities     454,960     512,950
Banking                364,094     265,442
Media                  354,213     324,008
Telecommunications     287,955     304,171
Insurance              261,198     200,525

The Company held investments in foreign banks in the amount of $152 million and $147 million at December 31, 2003 and 2002, respectively, which are included in the table above.

The Company defines its below investment grade assets as those securities rated Ba1 by Moody's Investor Services (or its equivalent) or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds and notes that are classified as below investment grade. Below investment grade assets included in the preceding table include $157 million and $109 million in Electric Utilities, $31 million and $35 million in Media, and $34 million and $53 million in Telecommunications at December 31, 2003 and 2002, respectively. Below investment grade assets in other categories were insignificant. Total below investment grade assets were $506 million and $414 million at December 31, 2003 and 2002, respectively.

Included in mortgage loans were the following group concentrations:

($ in thousands)
---------------------------------------
 At December 31,       2003      2002
---------------------------------------
STATE
California           $34,304    $42,169
New York              30,766     22,636
---------------------------------------
PROPERTY TYPE
Agricultural         $63,672    $79,075
Office                61,812     44,094
---------------------------------------

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

RESTRUCTURED INVESTMENTS

Mortgage loan and debt securities which were restructured at below market terms at December 31, 2003 and 2002 were insignificant. The new terms of restructured investments typically defer a portion of contract interest payments to varying future periods. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such assets was insignificant. Interest on these assets, included in net investment income, was insignificant.

NET INVESTMENT INCOME

    FOR THE YEAR ENDED DECEMBER 31,
          ($ in thousands)                    2003       2002       2001
--------------------------------------------------------------------------
GROSS INVESTMENT INCOME
       Fixed maturities                     $316,790   $276,818   $217,813
       Other invested assets                  33,118     27,886     22,542
       Mortgage loans                         10,931     10,578     11,327
       Other                                     935      1,402      2,227
                                            --------   --------   --------
            Total gross investment income    361,774    316,684    253,909
                                            --------   --------   --------
Investment expenses                            5,311      4,738      2,855
                                            --------   --------   --------
Net investment income                       $356,463   $311,946   $251,054
                                            --------   --------   --------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)

         Net realized investment gains (losses) for the periods were as follows:

        FOR THE YEAR ENDED DECEMBER 31,
                ($ in thousands)                      2003        2002        2001
------------------------------------------------------------------------------------
REALIZED
       Fixed maturities                             $(14,361)   $(11,185)   $ 33,061
       Other invested assets                           8,152     (19,423)     (4,980)
       Mortgage loans                                   (886)        (61)       (707)
       Other                                            (107)         85      (1,230)
                                                    --------    --------    --------
         Total realized investment gains (losses)   $ (7,202)   $(30,584)   $ 26,144
                                                    --------    --------    --------

         Changes in net unrealized investment gains (losses) that are included as accumulated other changes in equity from nonowner sources in shareholder's equity were as follows:

         FOR THE YEAR ENDED DECEMBER 31,
              ($ in thousands)                           2003       2002        2001
--------------------------------------------------------------------------------------
UNREALIZED
     Fixed maturities                                  $188,949    $ 91,013   $ 14,761
     Other invested assets                               (2,805)     22,449    (16,182)
                                                       --------    --------   --------
         Total unrealized investment gains (losses)     186,144     113,462     (1,421)
     Related taxes                                       65,151      39,712       (497)
                                                       --------    --------   --------
     Change in unrealized investment gains (losses)     120,993      73,750       (924)
     Balance beginning of year                           86,448      12,698     13,622
                                                       --------    --------   --------
         Balance end of year                           $207,441    $ 86,448   $ 12,698
                                                       --------    --------   --------

3.       REINSURANCE

         The Company uses reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. Reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term (YRT) coinsurance and modified coinsurance. The Company remains primarily liable as the direct insurer on all risks reinsured.

         Since 1997 the majority of UL business has been reinsured under an 80%/20% YRT quota share reinsurance program and term life business has been reinsured under a 90%/10% YRT quota share reinsurance program. Beginning in September, 2002, newly issued term life business has been reinsured under a 90%/10% coinsurance quota share reinsurance program. Maximum retention of $2.5 million is generally reached on policies in excess of $12.5 million for UL and $25.0 million for term insurance. For other plans of insurance, it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification. Generally, the maximum retention on an ordinary life risk is $2.5 million.

         Total life insurance in-force ceded under reinsurance contracts was $35.0 billion and $29.3 billion at December 31, 2003 and 2002, including $4.5 million and $6.0 million, respectively to TIC. Total life

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         insurance premiums ceded were $24.9 million, $14.9 million and $11.9 million in 2003, 2002 and 2001, respectively. Ceded premiums paid to TIC were insignificant for these same periods.

         Prior to April 1, 2001, the Company also reinsured substantially all of the guaranteed minimum death benefit (GMDB) on its variable annuity product. Total variable annuity account balances with GMDB were $9.9 billion, including $5.4 billion or 55% which was reinsured, and $7.1 billion, of which $4.9 billion or 69% is reinsured at December 31, 2003 and 2002, respectively. GMDB is payable upon the death of a contractholder. When the benefit payable is greater than the account value of the variable annuity, the difference is called the net amount at risk (NAR). NAR was $887 million and $2.2 billion at December 31, 2003 and 2002, respectively. NAR included $816 million, or 92%, and $1.9 billion, or 86%, which was reinsured at December 31, 2003 and 2002, respectively.

4.       INTANGIBLE ASSETS

         The Company has two intangible, amortizable assets, DAC and the value of insurance in force. The following is a summary of capitalized DAC by product type:

                                      Traditional   Deferred
         ($ in millions)                 Life       Annuity      UL       Total
---------------------------------------------------------------------------------
Beginning balance
January 1, 2002                       $      47.7   $  511.5   $ 255.2   $  814.4
 Commissions and expenses deferred           16.5      169.4     130.8      316.7
 Amortization expense                        (8.9)     (72.6)     (9.3)     (90.8)
 Underlying lapse and interest rate
   assumptions                                  -       29.8         -       29.8
 Amortization related to FAS 91
   reassessment                                 -       (6.0)        -       (6.0)
                                      -----------   --------   -------   --------
Balance December 31, 2002                    55.3      632.1     376.7    1,064.1
Commissions and expenses deferred            14.3      172.1     164.9      351.3
Amortization expense                        (10.2)    (107.6)    (18.5)    (136.3)
                                      -----------   --------   -------   --------
Balance December 31, 2003             $      59.4   $  696.6   $ 523.1   $1,279.1
                                      -----------   --------   -------   --------

         The value of insurance in force totaled $11.7 million and $12.5 million at December 31, 2003 and 2002, respectively, and was reported in other assets. Amortization expense of value of insurance in force was insignificant for 2003, 2002 and 2001.

5.       DEPOSIT FUNDS AND RESERVES

         At December 31, 2003 and 2002, the Company had $5.6 billion and $5.0 billion of life and annuity deposit funds and reserves, respectively. Of those totals, $1.6 billion were not subject to discretionary withdrawal based on contract terms for 2003 and 2002. The remaining amounts were life and annuity products that were subject to discretionary withdrawal by the contractholders.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         Included in the amounts that are subject to discretionary withdrawal were $2.6 billion and $2.4 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $1.3 billion and $.9 billion of life insurance and individual annuity liabilities which are subject to discretionary withdrawals with an average surrender charge of 4.7% and 4.2%, respectively. The remaining $.1 billion in 2003, and $.1 billion in 2002, is surrenderable without charge. The life insurance risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

6.       FEDERAL INCOME TAXES

         EFFECTIVE TAX RATE
         ($ in thousands)

FOR THE YEAR ENDED DECEMBER 31,          2003         2002         2001
--------------------------------------------------------------------------
Income before federal income taxes    $ 154,048    $  159,024    $ 176,249
Statutory tax rate                           35%           35%          35%
                                      ---------    ----------    ---------
Expected federal income taxes            53,917        55,658       61,687
Tax effect of:
     Non-taxable investment income      (11,626)            -          (36)
     Tax reserve release                 (7,852)            -            -
     Other, net                             149             4         (562)
                                      ---------    ----------    ---------
Federal income taxes                  $  34,588    $   55,654    $  61,089
                                      =========    ==========    =========
Effective tax rate                           22%           35%          35%
                                      ---------    ----------    ---------

COMPOSITION OF FEDERAL INCOME TAXES
Current:
     United States                    $  72,983    $  (30,830)   $ (19,007)
     Foreign                                440          (313)           -
                                      ---------    ----------    ---------
     Total                               73,423       (31,143)     (19,007)
                                      ---------    ----------    ---------
Deferred:
     United States                      (38,835)       86,797       80,096
     Foreign                                  -             -            -
                                      ---------    ----------    ---------
     Total                              (38,835)       86,797       80,096
                                      ---------    ----------    ---------
Federal income taxes                  $  34,588    $   55,654    $  61,089
                                      =========    ==========    =========

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         The net deferred tax liabilities at December 31, 2003 and 2002 were comprised of the tax effects of temporary differences related to the following assets and liabilities:

                     ($ in thousands)                                 2003        2002
-----------------------------------------------------------------------------------------
Deferred Tax Assets:
     Benefit, reinsurance and other reserves                       $ 251,017    $ 151,454
     Other                                                             6,496        2,286
                                                                   ---------    ---------
         Total                                                       257,513      153,740
                                                                   ---------    ---------
Deferred Tax Liabilities:
     Investments, net                                               (117,613)     (48,363)
     Deferred acquisition costs and value of insurance in force     (363,670)    (303,652)
     Other                                                            (1,051)      (1,075)
                                                                   ---------    ---------
         Total                                                      (482,334)    (353,090)
                                                                   ---------    ---------
Net Deferred Tax Liability                                         $(224,821)   $(199,350)
                                                                   ---------    ---------

         TIC and its subsidiaries, including the Company, file a consolidated federal income tax return with Citigroup. Federal income taxes are allocated to each member of the consolidated group, according to a Tax Sharing Agreement (the Agreement), on a separate return basis adjusted for credits and other amounts required by the Agreement. TLAC had a $9.1 million recoverable from TIC at December 31, 2003 and a $53.6 million payable to TIC at December 31, 2002 pursuant to the Agreement.

         At December 31, 2003 and 2002, the Company had no ordinary or capital loss carryforwards.

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

7.       SHAREHOLDER'S EQUITY

         SHAREHOLDER'S EQUITY AND DIVIDEND AVAILABILITY

         The Company's statutory net income (loss) was $37.3 million, $(133.9) million and $(73.4) million for the years ended December 31, 2003, 2002 and 2001, respectively. Statutory capital and surplus was $494 million and $397 million at December 31, 2003 and 2002, respectively.

         Effective January 1, 2001, the Company began preparing its statutory basis financial statements in accordance with the National Association of Insurance Commissioners' Accounting Practices and Procedures Manual
         - version effective January 1, 2001, subject to any deviations prescribed or

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         permitted by its domicilary insurance commissioner (see Permitted Statutory Accounting Practices in Note 1). The impact of this change on statutory capital and surplus was not significant.

         The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. In accordance with Connecticut statutes, after reducing the Company's unassigned funds (surplus) by 25% of the change in net unrealized capital gains, the Company may not pay dividends during 2004 without prior approval of the State of Connecticut Insurance Department.

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES, NET OF TAX

Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

                                                                                     NET                              ACCUMULATED
                                                                                 UNREALIZED                          OTHER CHANGES
                                                                                GAIN/LOSS ON        DERIVATIVE       IN EQUITY FROM
                                                                                 INVESTMENT        INSTRUMENTS &        NONOWNER
($ in thousands)                                                                 SECURITIES     HEDGING ACTIVITIES      SOURCES
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2001                                                        $     13,622    $                -   $       13,622
Cumulative effect of change in accounting for derivative instruments
   and hedging activities, net of tax of $33                                               -                    62               62
Unrealized gains on investment securities,
   net of tax of $10,673                                                              19,821                     -           19,821
Less: Reclassification adjustment for gains
    included in net income, net of tax of $(11,170)                                  (20,745)                    -          (20,745)
Add: Derivative instrument hedging activity gains, net of tax of
    $1,789                                                                                 -                 3,324            3,324
-----------------------------------------------------------------------------------------------------------------------------------
PERIOD CHANGE                                                                           (924)                3,386            2,462
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                                            12,698                 3,386           16,084
Unrealized gains on investment securities, net of tax of $35,352                      65,653                     -           65,653
Add: Reclassification adjustment for losses included in net
    income, net of tax of $4,360                                                       8,097                     -            8,097
Add: Derivative instrument hedging activity gains, net of tax of $2,750                    -                 5,107            5,107
-----------------------------------------------------------------------------------------------------------------------------------
PERIOD CHANGE                                                                         73,750                 5,107           78,857
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                                            86,448                 8,493           94,941
Unrealized gains on investment securities,
   net of tax of $60,482                                                             112,322                     -          112,322
Add: Reclassification adjustment for losses included in net income,
   net of tax of $4,669                                                                8,671                     -            8,671
Less: Derivative instrument hedging activity loss, net of tax benefits
    of $(845)                                                                              -                (1,568)          (1,568)
-----------------------------------------------------------------------------------------------------------------------------------
PERIOD CHANGE                                                                        120,993                (1,568)         119,425
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                                                      $    207,441    $            6,925   $      214,366
-----------------------------------------------------------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

8.       BENEFIT PLANS

         PENSION AND OTHER POSTRETIREMENT BENEFITS

         The Company participates in a qualified, noncontributory defined benefit pension plan, a non-qualified pension plan and other postretirement benefits to retired employees through plans sponsored by Citigroup. The Company's share of net expense for these plans was not significant for 2003, 2002 and 2001.

         401(k) SAVINGS PLAN

         Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. See Note
         11. The Company's expenses in connection with the 401(k) savings plan were not significant in 2003, 2002 and 2001.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         exchange foreign currency for U.S. Dollars with major financial institutions. These contracts cannot be settled prior to maturity. At the maturity date the Company must purchase the foreign currency necessary to settle the contracts.

         Several of the Company's hedging strategies do not qualify or are not designated as hedges for accounting purposes. This can occur when the hedged item is carried at fair value with changes in fair value recorded in earnings, the derivative contracts are used in a macro hedging strategy, the hedge is not expected to be highly effective, or structuring the hedge to qualify for hedge accounting is too costly or time consuming.

         The Company monitors creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance-sheet financial instruments. The controls include credit approvals, limits and other monitoring procedures. Additionally, the Company enters into collateral agreements with its derivative counterparties. As of December 31, 2003 the Company held collateral under these contracts amounting to approximately $69.7 million.

         The following table summarizes certain information related to the Company's hedging activities for the years ended December 31, 2003 and 2002:

                                                       Year Ended                  Year Ended
                 ($ in thousands)                   December 31, 2003           December 31, 2002
         -----------------------------------------------------------------------------------------
         Hedge ineffectiveness recognized
            related to fair value hedges                $(3,309)                    $ (5,215)
         Hedge ineffectiveness recognized
            related to cash flow hedges                    (296)                       1,141
         Net gain or loss from economic
            hedges in earnings                            8,076                      (13,597)

         During the year ended December 31, 2002 the Company recorded a gain of $.3 million from discontinued forecasted transactions. There was no such gain in 2003.

         Cash flow transaction amounts expected to be reclassified from accumulated other changes in equity from nonowner sources into pre-tax earnings within twelve months from December 31, 2003 is not significant.

         The Company had interest rate and equity options with fair values of $115.1 million and $161.7 million, at December 31, 2003 and 2002, respectively. Included in these amounts were $3.5 million and $4.8 million with affiliates, respectively.

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships and joint ventures. All of these commitments are to unaffiliated entities. The notional values of loan commitments at December 31, 2003 and 2002 were $6.2 million and $23.9 million respectively. The notional values of unfunded commitments were $31.0 million and $35.5 million at December 31, 2003 and 2002, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         FAIR VALUE OF CERTAIN FINANCIAL INSTRUMENTS

         The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," and therefore are not included in the amounts discussed.

         At December 31, 2003, investments in fixed maturities had a carrying value and a fair value of $5.4 billion compared with a carrying value and a fair value of $4.5 billion at December 31, 2002. See Notes 1 and 2.

         At December 31, 2003, mortgage loans had a carrying value of $135.4 million and a fair value of $147.6 million and at December 31, 2002 had a carrying value of $134.1 million and a fair value of $148.0 million. In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

         The carrying values of short-term securities were $195.3 million and $475.4 million in 2003 and 2002, respectively, which approximated their fair values. Policy loans which are included in other invested assets had carrying values of $26.8 million and $27.4 million in 2003 and 2002, respectively, which also approximated their fair values.

         The carrying values of $260.6 million and $151.5 million of financial instruments classified as other assets approximated their fair values at December 31, 2003 and 2002, respectively. The carrying values of $439.2 million and $319.8 million of financial instruments classified as other liabilities also approximated their fair values at December 31, 2003 and 2002, respectively. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

         At December 31, 2003, contractholder funds with defined maturities had a carrying value of $2.8 billion and a fair value of $3.0 billion, compared with a carrying value of $2.7 billion and a fair value of $2.9 billion at December 31, 2002. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $677.7 million and a fair value of $527.3 million at December 31, 2003, compared with a carrying value of $605.0 million and a fair value of $416.2 million at December 31, 2002. These contracts generally are valued at surrender value.

10.      COMMITMENTS AND CONTINGENCIES

         LITIGATION

         In 2003, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in our industry, the Company has received a request for information from the Securities and Exchange Commission (SEC) and a subpoena from the New York Attorney General regarding market timing and late trading. In March 2004 the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing. The Company is cooperating fully with all of these reviews and is not able to predict their outcomes.

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

11.      RELATED PARTY TRANSACTIONS

         TIC handles banking functions, including payment of salaries and expenses for the Company and some of its non-insurance affiliates. In addition, Citigroup and certain of its subsidiaries provide investment management and accounting services, data processing services, benefit management and administration, property management and investment technology services to the Company as of December 31, 2003 and 2002. At December 31, 2001 the majority of these services were provided by either Citigroup and its subsidiaries or TPC, a former affiliate. Charges for these services are shared by the Company and TIC on cost allocation methods, based generally on estimated usage by department and were insignificant for the Company in 2003, 2002 and 2001.

         TIC maintains a short-term investment pool in which the Company participates. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 2003 and 2002, the pool totaled approximately $3.8 billion and $4.2 billion, respectively. The Company's share of the pool amounted to $124.6 million and $356.0 million at December 31, 2003 and 2002, respectively, and is included in short-term securities in the balance sheet.

         At December 31, 2003 and 2002, the Company had investments in Tribeca Citigroup Investments Ltd., an affiliate of the Company, in the amounts of $25.5 million and $26.7 million, respectively. Income of $6.6 million, $1.9 million and $4.5 million was earned on these investments in 2003, 2002 and 2001, respectively. The Company also had investments in an affiliated joint venture, Tishman Speyer, in the amount of $11.8 million and $24.1 million at December 31, 2003 and 2002, respectively. Income earned on these investments in 2003 was insignificant and was $19.8 million and $8.5 million in 2002 and 2001, respectively.

         In the ordinary course of business, the Company purchases and sells securities through affiliated broker-dealers. These transactions are conducted on an arm's length basis.

         At December 31, 2003 and 2002 the Company had outstanding loaned securities to its affiliate Smith Barney (SB), a division of Citigroup Global Markets Inc., in the amount of $7.1 million and $10.2 million, respectively.

         The Company has other affiliated investments. The individual investment with any one affiliate was insignificant at December 31, 2003 and 2002.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Company distributes fixed and variable annuity products through SB. Premiums and deposits related to these products were $.7 billion, $.8 billion and $1.2 billion in 2003, 2002 and 2001, respectively. The Company also markets term and universal life products through SB. Premiums related to such products were $87.5 million, $87.2 million and $74.5 million in 2003, 2002 and 2001, respectively. Commissions and fees paid to SB were $56.7 million, $57.5 million and $68.1 million in 2003, 2002 and 2001, respectively.

         The Company also distributes deferred annuity products through its affiliates Primerica Financial Services (PFS), CitiStreet Retirement Services, a division of CitiStreet LLC, (CitiStreet) and Citibank, N.A. (together with its subsidiaries, Citibank). Deposits received from PFS were $628 million, $662 million and $738 million in 2003, 2002 and 2001, respectively. Commissions and fees paid to PFS were $52.4 million, $47.1 million and $51.6 million in 2003, 2002 and 2001, respectively.

         Deposits from Citibank and CitiStreet were $162 million and $82 million respectively, for 2003, $117 million and $184 million, respectively, for 2002, and $166 million and $136 million, respectively, for 2001. Commissions and fees paid to Citibank and CitiStreet were $12.4 million and $2.3 million, respectively, in 2003, $7.2 million and $2.6 million, respectively, in 2002 and $9.8 million and $2.9 million, respectively, in 2001 .

         The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and other employees. To further encourage employee stock ownership, Citigroup introduced the WealthBuilder stock option program during 1997 and the Citigroup Ownership Program in 2001. Under these programs, all employees meeting established requirements have been granted Citigroup stock options. During 2001, Citigroup introduced the Citigroup 2001 Stock Purchase Program for new employees, which allowed eligible employees of Citigroup, including the Company's employees, to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. During 2003 Citigroup introduced the Citigroup 2003 Stock Purchase Program, which allowed eligible employees of Citigroup, including the Company's employees, to enter into fixed subscription agreements to purchase shares at the lesser of the market value on the first date of the offering period or the market value at the close of the offering period. Enrolled employees are permitted to make one purchase prior to the expiration date. The Company's charge to income for these plans was insignificant in 2003, 2002 and 2001.

         Prior to the IPO of TPC, most leasing functions for TIC and its subsidiaries, including the Company, were handled by its property-casualty insurance affiliates. Rent expense related to these leases was shared by the companies on a cost allocation method based generally on estimated usage by department. In 2002, TIC sold its home office buildings in Hartford, Connecticut and now leases space from a third party. The Company's rent expense was insignificant in 2003, 2002 and 2001.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

12.      RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING
         ACTIVITIES

         The following table reconciles net income to net cash used in operating activities:

            FOR THE YEAR ENDED DECEMBER 31,
                ($ in thousands)                                 2003        2002        2001
------------------------------------------------------------------------------------------------
Net Income                                                     $ 119,460   $ 103,370   $ 115,160
      Adjustments to reconcile net income to cash used in
      operating activities:
           Realized (gains) losses                                 7,202      30,584     (26,144)
           Deferred federal income taxes                         (38,835)     86,797      80,096
           Amortization of deferred policy acquisition costs     136,310      66,972      89,475
           Additions to deferred policy acquisition costs       (351,310)   (316,721)   (324,277)
           Investment income accrued                             (36,834)    (35,133)    (39,875)
           Insurance reserves                                    (16,138)     (9,000)    (14,382)
           Other                                                 (44,755)     72,190      11,398
------------------------------------------------------------------------------------------------
           Net cash used in operations                         $(224,900)  $    (941)  $(108,549)
------------------------------------------------------------------------------------------------

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

         ITEM 9A. CONTROLS AND PROCEDURES

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

         INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         During 2003 the Securities and Exchange Commission (SEC) changed the definitions of certain terms used by public companies to categorize and disclose various types of services performed by independent auditors. The following is a description of the fees earned by KPMG for services rendered to the Company for the years ended December 31, 2003 and 2002:

         AUDIT FEES: Audit fees include fees paid by the Company to KPMG in connection with the annual audit of the Company's financial statements, KPMG's audits of subsidiary financial statements and KPMG's review of the Company's interim financial statements. Audit fees also include fees for services performed by KPMG that are closely related to the audit and in many cases could only be provided by our independent auditors. Such services include comfort letters and consents related to SEC registration statements and other capital raising activities and certain reports relating to the Company's regulatory filings, reports on internal control reviews required by regulators, due diligence on completed acquisitions, accounting advice on completed transactions, and certain forensic services in connection with audit services. The aggregate fees earned by KPMG for audit services rendered to the Company totaled $70 thousand and $60 thousand in each of the years ended December 31, 2003 and December 31, 2002, respectively.

         AUDIT RELATED FEES: Audit related services include due diligence services related to contemplated mergers and acquisitions, accounting consultations, internal control reviews not required by regulators, securitization related services, employee benefit plan audits and certain attest services as well as certain agreed upon procedures. The aggregate fees earned by KPMG for audit related services rendered to the Company were $3 thousand for each of the years ended December 31, 2003 and December 31, 2002.

         TAX FEES: Tax fees include corporate tax compliance, counsel and advisory services as well as expatriate tax services. The Company did not incur any charges from KPMG for tax related services rendered to the Company for the years ended December 31, 2003 and December 31, 2002.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

         ALL OTHER FEES: The Company did not incur any charges from KPMG for other services rendered to the Company for matters such as general consulting for the years ended December 31, 2003 and December 31, 2002.

         Financial Information Systems Design and Implementation Fees: The Company did not engage KPMG to provide advice to the Company regarding financial information systems design and implementation during the years ended December 31, 2003 and December 31, 2002.

         Approval of Independent Auditor Services and Fees:

         Citigroup's audit and risk management committee has consistently reviewed and approved all fees charged by Citigroup's independent auditors, and actively monitored the relationship between audit and non-audit services provided. The audit and risk management committee has concluded that the provision of services by KPMG was consistent with the maintenance of the external auditors' independence in the conduct of its auditing functions. Effective January 1, 2003, Citigroup adopted a policy that it and its subsidiaries would no longer engage its primary independent auditors for non-audit services other than "audit related services," as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chair of the audit and risk management committee and presented to the full committee at its next regular meeting.

         Under the Citigroup policy approved by the audit and risk management committee, the committee must pre-approve all services provided by Citigroup's independent auditors and fees charged. The committee will consider annually the provision of audit services and, if appropriate, pre-approve certain defined audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service. The audit and risk management committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chair of the audit and risk management committee for approval and to the full audit and risk management committee at its next regular meeting. The policy includes limitations on hiring of partners or other professional employees of KPMG that require adjustments to KPMG 's audit approach if there is any apparent conflict, and at all times we are mindful of the independence requirements of the SEC in considering employment of these individuals.

         Administration of the policy is centralized within, and monitored by, Citigroup senior corporate financial management, which reports throughout the year to the audit and risk management committee.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                     PART IV

         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Documents filed:

            (1) Financial Statements. See index on page 13 of this report.

            (2) Financial Statement Schedules. See index on page 52 of this report.

            (3) Exhibits. See Exhibit Index on the following page.

        (b) Reports on Form 8-K:

            None.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
----------  ------------------------------------------------------------------
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

14.01 Citigroup Code of Ethics for Financial Professionals, incorporated by reference to Exhibit 14.01 to the Company's Annual Report on Form
            10-K for the fiscal year ended December 31, 2002.

31.01+ Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+ Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+ Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+Filed herewith

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2004.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                  (Registrant)

         By:    /s/Glenn D. Lammey
                ---------------------------------------------------
                Glenn D. Lammey
                Executive Vice President,
                Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March, 2004.

         SIGNATURE                                             CAPACITY
-------------------------------             --------------------------------------------------------------
/s/ George C. Kokulis                       Director, Chief Executive Officer
-------------------------------             (Principal Executive Officer)
(George C. Kokulis)

/s/ Glenn D. Lammey                         Director, Chief Financial Officer and Chief Accounting Officer
-------------------------------             (Principal Financial Officer and Principal Accounting Officer)
(Glenn D. Lammey)

/s/ Kathleen L. Preston                     Director
-------------------------------
(Kathleen L. Preston)

/s/ Marla Berman Lewitus                    Director
-------------------------------
(Marla Berman Lewitus)

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                        Page
                                                                                        ----
The Travelers Life and Annuity Company
      Independent Auditors' Report                                                        *
      Statements of Income                                                                *
      Balance Sheets                                                                      *
      Statements of Changes in Shareholder's Equity                                       *
      Statements of Cash Flows                                                            *
      Notes to Financial Statements                                                       *

Independent Auditors' Report                                                             53

Schedule I - Summary of Investments - Other than Investments in Related Parties 2003     54

Schedule III - Supplementary Insurance Information 2001-2003                             55

Schedule IV - Reinsurance 2001-2003                                                      56

All other schedules are inapplicable for this filing.

* See index on page 13.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
The Travelers Life and Annuity Company:

Under date of February 26, 2004, we reported on the balance sheets of The Travelers Life and Annuity Company as of December 31, 2003 and 2002, and the related statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its methods of accounting for goodwill and intangible assets in 2002 and for derivative instruments and hedging activities and for securitized financial assets in 2001.

/s/KPMG LLP

Hartford, Connecticut
February 26, 2004

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2003
                                ($ in thousands)

                                                                                                 AMOUNT SHOWN IN
TYPE OF INVESTMENT                                                      COST          VALUE     BALANCE SHEET (1)
-----------------------------------------------------------------------------------------------------------------
Fixed Maturities:
      Bonds:
           U.S. Government and government agencies and authorities   $   624,596   $  637,700       $  637,700
           States, municipalities and political subdivisions              52,867       59,018           59,018
           Foreign governments                                            57,656       60,959           60,959
           Public utilities                                              346,616      377,238          377,238
           Convertible bonds and bonds with warrants attached             20,734       24,014           24,014
           All other corporate bonds                                   3,927,226    4,192,150        4,192,150
--------------------------------------------------------------------------------------------------------------
                Total Bonds                                            5,029,695    5,351,079        5,351,079
      Redeemable Preferred Stocks                                          4,083        6,146            6,146
--------------------------------------------------------------------------------------------------------------
           Total Fixed Maturities                                      5,033,778    5,357,225        5,357,225
--------------------------------------------------------------------------------------------------------------
Equity Securities:
      Common Stocks:
           Industrial, miscellaneous and all other                         1,645        1,739            1,739
--------------------------------------------------------------------------------------------------------------
                Total Common Stocks                                        1,645        1,739            1,739
      Non-Redeemable Preferred Stocks                                      6,608        6,568            6,568
--------------------------------------------------------------------------------------------------------------
           Total Equity Securities                                         8,253        8,307            8,307
--------------------------------------------------------------------------------------------------------------
Mortgage Loans                                                           135,347                       135,347
Policy Loans (4)                                                          26,827                        26,827
Short-Term Securities                                                    195,279                       195,279
Other Investments (2) (3)                                                289,599                       287,168
--------------------------------------------------------------------------------------------------------------
           Total Investments                                         $ 5,689,083                    $6,010,153
==============================================================================================================

(1) Determined in accordance with methods described in Notes 1 and 2 of Notes to Financial Statements.

(2) Excludes cost and carrying value of investments in related parties of $75,313 and $76,349, respectively.

(3) Includes derivatives marked to market and recorded at fair value in the balance sheet.

(4)  Included in other invested assets on balance sheet.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                    2001-2003
                                ($ in thousands)

                         FUTURE POLICY                            BENEFITS,
      DEFERRED POLICY  BENEFITS, LOSSES,              NET      CLAIMS, LOSSES                              OTHER
        ACQUISITION     CLAIMS AND LOSS   PREMIUM  INVESTMENT  AND SETTLEMENT  AMORTIZATION OF DEFERRED  OPERATING  PREMIUMS
          COSTS           EXPENSES (1)    REVENUE    INCOME     EXPENSES (2)   POLICY ACQUISITION COSTS   EXPENSES  WRITTEN
----------------------------------------------------------------------------------------------------------------------------
2003    $1,279,118         $5,609,517     $40,866  $  356,463    $ 306,681             $136,310          $  49,288  $ 40,866

2002    $1,064,118         $5,031,775     $42,893  $  311,946    $ 275,123             $ 66,972          $  32,352  $ 42,893

2001    $  814,369         $3,665,426     $39,222  $  251,054    $ 214,722             $ 89,475          $  23,404  $ 39,222

(1)  Includes contractholder funds.

(2)  Includes interest credited on contractholder funds.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE IV
                                   REINSURANCE
                                ($ in thousands)

                                                                                  PERCENTAGE
                                            CEDED TO     ASSUMED                  OF AMOUNT
                               GROSS         OTHER      FROM OTHER                ASSUMED TO
                              AMOUNT       COMPANIES    COMPANIES    NET AMOUNT      NET
--------------------------------------------------------------------------------------------
2003
Life Insurance In Force     $43,671,192   $34,973,161     $ -        $8,698,031       -%
Premiums:
      Annuity               $     3,696   $         -     $ -        $    3,696
      Individual life            62,034        24,864       -            37,170
                            -----------   -----------   -----        ----------
           Total Premiums   $    65,730   $    24,864     $ -        $   40,866       -%
                            ===========   ===========   =====        ==========
2002
Life Insurance In Force     $35,807,212   $29,261,075     $ -        $6,546,137       -%
Premiums:
      Annuity               $     4,515   $         -     $ -        $    4,515
      Individual Life            53,310        14,932       -            38,378
                            -----------   -----------   -----        ----------
           Total Premiums   $    57,825   $    14,932     $ -        $   42,893       -%
                            ===========   ===========   =====        ==========
2001
Life Insurance In Force     $28,793,622   $23,818,768     $ -        $4,974,854       -%
Premiums:
      Annuity               $     3,319   $         -     $ -        $    3,319
      Individual life            47,826        11,923       -            35,903
                            -----------   -----------   -----        ----------
           Total Premiums   $    51,145   $    11,923     $ -        $   39,222       -%
                            ===========   ===========   =====        ==========