Form 10-Q
period 2004-03-31
TRAVELERS LIFE & ANNUITY CO
filed 2004-05-13
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                       -----------------------------------

                         COMMISSION FILE NUMBER 33-58677

                       -----------------------------------

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

                                  (860)308-1000
              (Registrant's telephone number, including area code)

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Statements of Income for the three
months ended March 31, 2004 and 2003 (unaudited).....................................................    3

Condensed Balance Sheets as of March 31, 2004 (unaudited) and
December 31, 2003....................................................................................    4

Condensed Statements of Changes in Shareholder's Equity
for the three months ended March 31, 2004 and 2003 (unaudited).......................................    5

Condensed Statements of Cash Flows for the
three months ended March 31, 2004 and 2003 (unaudited)...............................................    6

Notes to Condensed Financial Statements (unaudited)..................................................    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................................   10

ITEM 4. CONTROLS AND PROCEDURES......................................................................   13

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................................   14

Signatures...........................................................................................   15

Exhibit 31.01........................................................................................   16

Exhibit 31.02........................................................................................   17

Exhibit 32.01........................................................................................   18

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                               2004           2003
                                                            ----------     ----------
REVENUES
Premiums                                                    $       10     $       11
Net investment income                                               88             84
Realized investment losses                                         (11)            (3)
Fee income                                                          75             51
Other revenues                                                       6              5
                                                            ----------     ----------
        Total Revenues                                             168            148
                                                            ----------     ----------

BENEFITS AND EXPENSES
Current and future insurance benefits                               24             23
Interest credited to contractholders                                57             51
Amortization of deferred acquisition costs                          43             32
General and administrative expenses                                 15              7
                                                            ----------     ----------
         Total Benefits and Expenses                               139            113
                                                            ----------     ----------
Income before federal income taxes                                  29             35
Federal income taxes                                                 1              6
                                                            ----------     ----------
Net Income                                                  $       28     $       29
                                                            ==========     ==========

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                 ($ in millions)

                                                                              MARCH 31, 2004
                                                                                (UNAUDITED)        DECEMBER 31, 2003
                                                                              --------------       -----------------
ASSETS
Investments (including $144 and $131 subject to
   securities lending agreements)                                               $    6,484             $    6,089
Separate and variable accounts                                                      10,338                  9,690
Deferred acquisition costs                                                           1,353                  1,279
Premiums and fees receivable                                                            72                     67
Other assets                                                                           346                    313
                                                                                ----------             ----------
        Total Assets                                                            $   18,593             $   17,438
                                                                                ----------             ----------

LIABILITIES
Future policy benefits and claims                                               $    1,104             $    1,098
Contractholder funds                                                                 4,713                  4,512
Separate and variable accounts                                                      10,338                  9,690
Deferred federal income taxes                                                          351                    225
Other liabilities                                                                      589                    515
                                                                                ----------             ----------
        Total Liabilities                                                           17,095                 16,040
                                                                                ----------             ----------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
        30,000 issued and outstanding                                                    3                      3
Additional paid-in capital                                                             417                    417
Retained earnings                                                                      792                    764
Accumulated other changes in equity from nonowner sources                              286                    215
                                                                                ----------             ----------
        Total Shareholder's Equity                                                   1,498                  1,399
                                                                                ----------             ----------

        Total Liabilities and Shareholder's Equity                              $   18,593             $   17,438
                                                                                ==========             ==========

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                -------------------------
                                                                                   2004           2003
                                                                                -------------------------
COMMON STOCK
Balance, beginning of period                                                    $        3     $        3
Changes in common stock                                                                  -              -
                                                                                ----------     ----------
Balance, end of period                                                          $        3     $        3
                                                                                ==========     ==========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                    $      417     $      417
Changes in additional paid-in capital                                                    -              -
                                                                                ----------     ----------
Balance, end of period                                                          $      417     $      417
                                                                                ==========     ==========
RETAINED EARNINGS
Balance, beginning of period                                                    $      764     $      645
Net income                                                                              28             29
                                                                                ----------     ----------
Balance, end of period                                                          $      792     $      674
                                                                                ==========     ==========

ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period                                                    $      215     $       95
Unrealized gains, net of tax                                                            71             51
Derivative instrument hedging activity gains (losses), net of tax                        -              1
                                                                                ----------     ----------
Balance, end of period                                                          $      286     $      147
                                                                                ==========     ==========

SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES

Net income                                                                      $       28     $       29
Other changes in equity from nonowner sources                                           71             52
                                                                                ----------     ----------
Total changes in equity from nonowner sources                                   $       99     $       81
                                                                                ==========     ==========

TOTAL SHAREHOLDER'S EQUITY
Balance, beginning of period                                                    $    1,399     $    1,160
Changes in equity from nonowner sources                                                 99             81
                                                                                ----------     ----------
Balance, end of period                                                          $    1,498     $    1,241
                                                                                ==========     ==========

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   2004           2003
                                                                                ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                                           $      (61)    $      (42)
                                                                                ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from maturities of investments
               Fixed maturities                                                        119             93
               Equity Securities                                                         3              3
               Mortgage loans                                                            3              -
        Proceeds from sales of investments
               Fixed maturities                                                        107            330
               Equity securities                                                         3              5
               Real Estate                                                               2              -

        Purchases of investments
               Fixed maturities                                                       (364)          (753)
               Equity securities                                                        (3)             -
               Mortgage loans                                                          (15)            (7)
        Policy loans, net                                                               (1)            (2)
        Short-term securities sales (purchases), net                                  (136)           141
        Other investment sales (purchases), net                                         12            (15)
        Securities transactions in course of settlement, net                           137             67
                                                                                ----------     ----------
        Net cash used in investing activities                                         (133)          (138)
                                                                                ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Contractholder fund deposits                                                   253            210
        Contractholder fund withdrawals                                                (52)           (44)
                                                                                ----------     ----------
        Net cash provided by financing activities                                      201            166
                                                                                ----------     ----------

Net increase (decrease) in cash                                                          7            (14)

Cash at beginning of period                                                              1             15
                                                                                ----------     ----------
Cash at end of period                                                                    8              1
                                                                                ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Income taxes paid (received)                                            $      (13)    $       42
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

        In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The condensed balance sheet as of December 31, 2003 was derived from the audited balance sheet included in the Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

2.      ACCOUNTING STANDARDS

        ACCOUNTING CHANGES

        ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

        In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The main components of SOP 03-1 provide guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003, and was adopted by the Company on January 1, 2004.

        The following summarizes the more significant aspects of the Company's adoption of SOP 03-1:

        Variable Annuity Contracts with Guaranteed Minimum Death Benefit
        ----------------------------------------------------------------
        Features.  For variable annuity contracts with guaranteed minimum death
        ---------
        benefit features (GMDB), SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a reserve for insurance contracts, and provides that the reporting entity does not hold reserves for investment contracts (i.e., there is no significant mortality risk).

        The Company determined that the mortality risk on its GMDB features was not a significant component of the overall variable annuity product, and accordingly continued to classify these products as investment contracts.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

        Reserving for Universal Life and Variable Universal Life Contracts. SOP
        -------------------------------------------------------------------
        03-1 requires that a reserve, in addition to the account balance, be established for certain insurance benefit features provided under universal life (UL) and variable universal life (VUL) products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

        The Company's UL and VUL products were reviewed to determine if an additional reserve is required under SOP 03-1. The Company determined that SOP 03-1 applied to some of its UL and VUL contracts with these features and established an additional reserve of less than $1 million.

        Sales Inducements to Contract Holders.  SOP 03-1 provides that,
        --------------------------------------
        prospectively, sales inducements provided to contract holders meeting certain criteria are capitalized and amortized over the expected life of the contract as a component of benefit expense. The implementation of SOP 03-1 regarding sales inducements to contract holders did not have a material impact on the Company's financial statements.

        CONSOLIDATION OF VARIABLE INTEREST ENTITIES

        On January 1, 2004, the Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. The Company has evaluated the impact of applying FIN 46-R to existing variable interest entities in which it has variable interests. The effect of adopting FIN 46-R on the Company's balance sheet is immaterial.

        FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in the Company's condensed financial statements. An entity is subject to FIN 46 and FIN 46-R and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under Statement of Financial Accounting Standards (SFAS) No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

        For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities, and noncontrolling interests of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. In October 2003, FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. The Company elected to implement the provisions of FIN 46 in the 2003 third quarter. The implementation of FIN 46 encompassed a review of numerous entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. Based upon the implementation guidance, the Company is not considered a primary beneficiary of any VIEs, thus no consolidations were required due to the implementation of FIN 46 on July 1, 2003. The Company does,

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

        however, hold a significant interest in other VIEs, none of which were material to the Company's financial statements.

        STOCK-BASED COMPENSATION

        On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the alternative method of accounting, an offsetting increase to shareholder's equity under SFAS 123 is recorded equal to the amount of compensation expense charged. During the 2004 first quarter, the Company changed its valuation from the Black-Scholes model to the Binomial Method. The impact of this change was insignificant. Compensation expense and proforma compensation expense had the Company applied SFAS 123 prior to 2003 was insignificant for the three months ended March 31, 2004 and 2003.

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

        This transaction is recorded as a secured borrowing. The mortgage-backed securities remain recorded as assets. The cash proceeds are reflected in short-term investments and a liability is established to reflect the Company's obligation to repurchase the securities at the end of the roll period. This liability is classified as other liabilities in the condensed balance sheets. The liability balances were $38.5 million, and $0 at March 31, 2004 and December 31, 2003, respectively.


4.      SHAREHOLDER'S EQUITY

        Statutory capital and surplus of the Company was $494 million at December 31, 2003. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The Company may not pay dividends during 2004 without prior approval of the State of Connecticut Insurance Department.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis (MDA) of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q. This MDA should be read in conjunction with the MDA included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company's Annual Report on Form 10-K, its quarterly reports on Form 10-Q and any current reports on Form 8-K, and all amendments to these reports are available on the Travelers Life & Annuity website at http://www.travelerslife.com by selecting the "Financial Information" page and selecting "SEC Filings".

RESULTS OF OPERATIONS ($ in millions)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                2004           2003
                                             ----------     ----------
Revenues                                     $      168     $      148

Benefits and interest credited                       81             74

Operating expenses                                   58             39
                                             ----------     ----------

Income before taxes                                  29             35

Income taxes                                          1              6
                                             ----------     ----------

Net income                                   $       28     $       29
                                             ==========     ==========

The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). TIC has a license from Travelers Property Casualty Corp. to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business. The Company offers fixed and variable retail annuities and individual life insurance to individuals and small businesses.

Net income for the first quarter of 2004 was $28 million, versus $29 million in the prior year first quarter. The decrease in net income was driven by higher business volume-related operating expenses and increased realized investment portfolio losses. These expenses and losses were mostly offset by increased revenues from the business volume growth and a tax benefit related to an adjustment to the Dividends Received Deduction (DRD) in the first quarter of 2004 of $8 million resulting in a 3% effective tax rate for the current-year period compared to 17% in the prior year three-month period, which included a $6 million adjustment to the DRD.

The revenue increase for the first quarter 2004 over prior year was primarily driven by a 47% increase in fee income. Fee income in the retail annuity and individual life product lines together increased $24 million due to higher business volumes, particularly in the individual life line. Net investment income increased 5% in the first three months of 2004 versus the same period in 2003, primarily as the result of a larger invested asset base. These revenue increases were partially offset by an $8 million increase in net realized investment losses related to derivative transactions and the Company's guaranteed minimum withdrawal product.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY


Insurance benefits and interest credited increased 10% to $81 million in the first quarter of 2004, compared to $74 million in the prior year period. This increase was primarily related to the volume growth in retail annuity and universal life contractholder funds. Operating expenses increased in the three months ended March 31, 2004 over the same period in 2003 primarily due to an $11 million increase in the amortization of deferred acquisition costs and increases in other operating expenses related to higher business volumes.

The majority of the annuity business and a substantial portion of the life business written by the Company are accounted for as investment contracts, with the result that deposits collected are reported as liabilities and are not included in revenues. Deposits represent an operating statistic used for measuring business volumes, which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies. The following table shows net written premiums and deposits by product line for the quarters ended March 31, 2004 and 2003.

PREMIUMS AND DEPOSITS ($ in millions)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                2004           2003
                                             ----------     ----------
Premiums
Individual Life                              $        9     $       10
Other Annuity                                         1              1
                                             ----------     ----------
    Total Premiums                           $       10     $       11
                                             ----------     ----------
Deposits
Retail Annuity - Fixed                       $      125     $      138
Retail Annuity - Variable                           547            245
                                             ----------     ----------
    Total Retail Annuity                            672            383
Individual Life                                     232             87
Other Annuity                                         2              1
                                             ----------     ----------
    Total Deposits                           $      906     $      471
                                             ----------     ----------

Retail annuity deposits collected for the quarter ended March 31, 2004 were up 75% from the prior year quarter primarily as a result of a 123% increase in variable annuity sales due to improved equity market conditions in 2004 and sales of a guaranteed minimum withdrawal product. Weak equity markets and competitive pressures adversely affected the first quarter of 2003. Retail annuity account balances and benefit reserves were $13.7 billion and $10.1 billion at March 31, 2004 and 2003, respectively. This increase is reflective of $2.1 billion market appreciation and $1.6 billion of net sales of variable annuity investments subsequent to March 31, 2003.

Deposits for the life insurance business increased 167% for the three months ended March 31, 2004 versus 2003. This increase was the result of the continued momentum of universal life production, primarily single premium sales. Life insurance in force was $46 billion at March 31, 2004, up from $37 billion at March 31, 2003.

OUTLOOK

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

RECENT EVENTS

The Company's ultimate parent, Citigroup, has disclosed that the Securities and Exchange Commission (SEC) is conducting a non-public investigation, which Citigroup believes originated with its accounting treatment regarding its investments and business activities, and loan loss allowances, with respect to Argentina in the fourth quarter of 2001 and the first quarter of 2002; it is also addressing the timing and support documentation for certain accounting entries or adjustments. In connection with these matters, the SEC has requested certain accounting and internal controls-related information for the years 2001, 2002 and 2003. The SEC has recently scheduled testimony to begin in May 2004. Citigroup is cooperating with the SEC in its investigation. Citigroup cannot predict the outcome of the investigation. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on this page.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (NAIC) and the states to identify companies that merit further regulatory action. At December 31, 2003, the Company had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The Company may not pay dividends during 2004 without prior approval of the State of Connecticut Insurance Department. The Company did not pay any dividends to its parent during the three months ended March 31, 2004 and 2003.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "predict," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, the resolution of legal proceedings, the impact that the adoption of recent legislation may have on the demand for life and annuity products and the potential impact of a decline in credit quality of investments on earnings.

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

--------------------
+Filed herewith

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE TRAVELERS LIFE AND ANNUITY COMPANY
                             ----------------------------------------------
                                         (Registrant)

Date May 13, 2004            /s/ Glenn D. Lammey
                             ----------------------------------------------
                             Glenn D. Lammey
                             Senior Executive Vice President,
                             Chief Financial Officer & Chief Accounting Officer
                             (Principal Financial Officer & Principal Accounting
                             Officer)