Form 10-Q
period 2004-06-30
TRAVELERS LIFE & ANNUITY CO
filed 2004-08-13
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

         [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM______________ TO _____________

                         _______________________________

                         COMMISSION FILE NUMBER 33-58677
                         _______________________________

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Statements of Income for the six
months ended June 30, 2004 and 2003 (unaudited).........................     3

Condensed Balance Sheets as of June 30, 2004 (unaudited) and
December 31, 2003 ......................................................     4

Condensed Statements of Changes in Shareholder's Equity
for the six months ended June 30, 2004 and 2003 (unaudited).............     5

Condensed Statements of Cash Flows for the
six months ended June 30, 2004 and 2003 (unaudited).....................     6

Notes to Condensed Financial Statements (unaudited).....................     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS...............................................    11

ITEM 4.  CONTROLS AND PROCEDURES........................................    14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..............................................    15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................    15

Signatures..............................................................    16

Exhibit 31.01...........................................................    17

Exhibit 31.02...........................................................    18

Exhibit 32.01...........................................................    19

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
--------------------------------------------------------------------------------------
                                               2004       2003       2004       2003
                                             --------   --------   --------   --------
REVENUES

Premiums                                     $     10   $     10   $     20   $     21
Net investment income                             102         83        190        167
Realized investment gains (losses)                  7         (4)        (4)        (7)
Fee income                                         78         57        153        108
Other revenues                                      3          5          9         10
--------------------------------------------------------------------------------------
     Total Revenues                               200        151        368        299
--------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits              14         21         38         44
Interest credited to contractholders               57         54        114        105
Amortization of deferred acquisition costs         44         33         87         65
General and administrative expenses                10          8         25         15
--------------------------------------------------------------------------------------
      Total Benefits and Expenses                 125        116        264        229
--------------------------------------------------------------------------------------
Income before federal income taxes                 75         35        104         70
Federal income taxes                               26         10         27         16
--------------------------------------------------------------------------------------
      Net Income                             $     49   $     25   $     77   $     54
======================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                 ($ in millions)

                                                            JUNE 30, 2004
                                                             (UNAUDITED)    DECEMBER 31, 2003
---------------------------------------------------------------------------------------------
ASSETS
Investments (including $127 and $131 subject to
   securities lending agreements)                           $       6,639   $           6,089
Separate and variable accounts                                     10,639               9,690
Deferred acquisition costs                                          1,426               1,279
Premiums and fees receivable                                           72                  67
Other assets                                                          436                 313
---------------------------------------------------------------------------------------------
     Total Assets                                           $      19,212   $          17,438
---------------------------------------------------------------------------------------------

LIABILITIES
Future policy benefits and claims                           $       1,072   $           1,098
Contractholder funds                                                4,890               4,512
Separate and variable accounts                                     10,639               9,690
Deferred federal income taxes                                         328                 225
Other liabilities                                                     503                 515
---------------------------------------------------------------------------------------------
     Total Liabilities                                             17,432              16,040
---------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
     30,000 issued and outstanding                                      3                   3
Additional paid-in capital                                            817                 417
Retained earnings                                                     841                 764
Accumulated other changes in equity from nonowner sources             119                 215
---------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                     1,780               1,399
---------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity             $      19,212   $          17,438
=============================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
--------------------------------------------------------------------------------------------------
                                                           2004       2003       2004       2003
--------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, beginning of period                             $      3   $      3   $      3   $      3
Changes in common stock                                         -          -          -          -
--------------------------------------------------------------------------------------------------
Balance, end of period                                   $      3   $      3   $      3   $      3
==================================================================================================

ADDITIONAL PAID-IN CAPITAL
--------------------------------------------------------------------------------------------------
Balance, beginning of period                             $    417   $    417   $    417   $    417
Contribution from parent                                      400          -        400          -
--------------------------------------------------------------------------------------------------
Balance, end of period                                   $    817   $    417   $    817   $    417
==================================================================================================

RETAINED EARNINGS
--------------------------------------------------------------------------------------------------
Balance, beginning of period                             $    792   $    674   $    764   $    645
Net income                                                     49         25         77         54
--------------------------------------------------------------------------------------------------
Balance, end of period                                   $    841   $    699   $    841   $    699
==================================================================================================

ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
--------------------------------------------------------------------------------------------------
Balance, beginning of period                             $    286   $    147   $    215   $     95
Unrealized gains (losses), net of tax                        (165)       126        (94)       177
Derivative instrument hedging activity gains (losses),
   net of tax                                                  (2)         2         (2)         3
--------------------------------------------------------------------------------------------------
Balance, end of period                                   $    119   $    275   $    119   $    275
==================================================================================================

SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
--------------------------------------------------------------------------------------------------
Net income                                               $     49   $     25   $     77   $     54
Other changes in equity from nonowner sources                (167)       128        (96)       180
--------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources            $   (118)  $    153   $    (19)  $    234
==================================================================================================

TOTAL SHAREHOLDER'S EQUITY
Balance, beginning of period                             $  1,498   $  1,241   $  1,399   $  1,160
Changes in nonowner sources                                  (118)       153        (19)       234
Changes in additional paid-in capital                         400          -        400          -
--------------------------------------------------------------------------------------------------
Balance, end of period                                   $  1,780   $  1,394   $  1,780   $  1,394
==================================================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                              2004       2003
-------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                       $    (71)  $    (60)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                        281        237
         Equity Securities                                         3          -
         Mortgage loans                                           42          4
     Proceeds from sales of investments
         Fixed maturities                                        476        566
         Equity securities                                         3          6
         Mortgage loans                                            6          -
         Real Estate                                               2          1
     Purchases of investments
         Fixed maturities                                     (1,039)    (1,185)
         Equity securities                                        (4)        (3)
         Mortgage loans                                          (59)       (24)
     Policy loans, net                                            (3)        (2)
     Short-term securities sales (purchases), net               (391)        14
     Other investment purchases, net                             (15)       (34)
     Securities transactions in course of settlement, net         (8)       147
-------------------------------------------------------------------------------
     Net cash used in investing activities                      (706)      (273)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                493        447
     Contractholder fund withdrawals                            (115)      (128)
     Contribution from parent company                            400          -
-------------------------------------------------------------------------------
     Net cash provided by financing activities                   778        319
-------------------------------------------------------------------------------

Net increase (decrease) in cash                                    1        (14)

Cash at beginning of period                                        1         15
-------------------------------------------------------------------------------
Cash at end of period                                       $      2   $      1
-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes (paid) received                           $    168   $    (92)
===============================================================================

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), a wholly owned subsidiary of Citigroup Insurance Holding Corporation, an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The condensed financial statements and accompanying condensed footnotes of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

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

2.    ACCOUNTING STANDARDS

      ACCOUNTING CHANGES

      ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

      On January 1, 2004, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The main components of SOP 03-1 provide guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders.

      The following summarizes the more significant aspects of the Company's adoption of SOP 03-1:

      Variable Annuity Contracts with Guaranteed Minimum Death Benefit Features. For variable annuity contracts with guaranteed minimum death benefit features (GMDB), SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a reserve for insurance contracts, and provides that the reporting entity does not hold reserves for investment contracts (i.e. there is no significant mortality risk).

      The Company determined that the mortality risk on its GMDB features was not a significant component of the total variable annuity product, and accordingly continued to classify these products as investment contracts.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

      Reserving for Universal Life and Variable Universal Life Contracts. SOP 03-1 requires that a reserve, in addition to the account balance, be established for certain insurance benefit features provided under universal life (UL) and variable universal life (VUL) products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

      The Company's UL and VUL products were reviewed to determine if an additional reserve is required under SOP 03-1. The Company determined that SOP 03-1 applied to some of its UL and VUL contracts with these features and established an additional reserve of less than $1 million.

      Sales Inducements to Contract Holders. SOP 03-1 provides that, prospectively, sales inducements provided to contract holders meeting certain criteria are capitalized and amortized over the expected life of the contract as a component of benefit expense. During the first six months of 2004, the Company capitalized sales inducements of approximately $13.1 million in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the three and six months ended June 30, 2004, amortization of these capitalized amounts was immaterial.

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      On January 1, 2004, the Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. The Company has evaluated the impact of applying FIN 46-R to existing variable interest entities in which it has variable interests. The effect of adopting FIN 46-R on the Company's balance sheet is immaterial.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

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

      STOCK-BASED COMPENSATION

      On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to shareholder's equity under SFAS 123 is recorded equal to the amount of compensation expense charged. During the 2004 first quarter, the Company changed its valuation from the Black-Scholes model to the Binomial Method. The impact of this change was insignificant. Compensation expense and proforma compensation expense had the Company applied SFAS 123 prior to 2003 was insignificant for the quarter and six months ended June 30, 2004 and 2003.

      FUTURE APPLICATION OF ACCOUNTING STANDARDS

      OTHER-THAN-TEMPORARY IMPAIRMENTS OF CERTAIN INVESTMENTS

      On March 31, 2004, the FASB ratified EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, "(EITF 03-1), which provides guidance on recognizing other-than temporary impairments on certain investments. The Issue is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. The Company is evaluating the impact of adopting EITF 03-1 and has not yet completed this analysis.

3.    SHAREHOLDER'S EQUITY

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

      In June 2004, TIC contributed $400 million as additional paid-in capital to the Company.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4.    COMMITMENTS AND CONTINGENCIES

      In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against the Company, its parent corporation, certain of the Company's affiliates (collectively
      TLA), and the Company's former affiliate, Travelers Property Casualty Corporation. The amended complaint alleges Travelers Property Casualty Corporation purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, including an affiliate of the Company, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and following an appeal by plaintiff in September 2002 the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's claims. On May 26, 2004, the Connecticut Superior Court certified a nation wide class action involving the following claims against TLA: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the Defendants, including TLA, appealed the Connecticut Superior Court's May 26, 2004 class certification order.

      The Company is continuing to assess its potential exposure in connection with this matter, but does not currently believe that its ultimate resolution is likely to have a material adverse effect on the Company's financial condition.

      In the ordinary course of business, the Company is a defendant or co-defendant in various other litigation matters incidental to and typical of the businesses in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

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

RESULTS OF OPERATIONS ($ in millions)

                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                      JUNE 30,              JUNE 30,
                                   2004       2003       2004       2003
                                 --------   --------   --------   --------
Revenues                         $    200   $    151   $    368   $    299

Benefits and interest credited         71         75        152        149

Operating expenses                     54         41        112         80
                                 --------   --------   --------   --------

Income before taxes                    75         35        104         70

Income taxes                           26         10         27         16
                                 --------   --------   --------   --------

Net income                       $     49   $     25   $     77   $     54
                                 ========   ========   ========   ========

The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), a wholly owned subsidiary of Citigroup Insurance Holdings Corporation, an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). TIC has a license from The St. Paul Travelers Companies, Inc. to permit it and the Company to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with their businesses. The Company offers fixed and variable retail annuities and individual life insurance to individuals and small businesses.

Net income for the second quarter of 2004 was $49 million, versus $25 million in the prior year second quarter. The increase in net income was driven by higher business volumes, higher retained investment margins, a one time investment transaction resulting in additional mortgage loan interest income of $3 million after-tax, a one time structured settlement benefit reserve release of $6 million after-tax and increased after-tax realized investment portfolio gains. Partially offsetting these increases were increased operating expenses related to $7 million of after-tax amortization of deferred acquisition costs (DAC) resulting from business volume growth.

Net income was $77 million and $54 million for the six months ended June 30, 2004 and 2003, respectively. This 43% increase resulted from higher fee and net investment income (NII) from continued growth in business volumes as well as the one time structured settlement benefit reserve release. Offsetting increased revenues was a $14 million after-tax increase in DAC amortization and an increase in other operating expenses resulting from business volume growth.

The revenue increase for the second quarter 2004 over the prior year period was primarily driven by a 42% increase in fee income. Fee income in the retail annuity and individual life product lines together increased $21 million due to higher business volumes, particularly in the individual life line. NII increased 23% in the second quarter of 2004 versus the same period in 2003, primarily as the result of a larger invested asset base

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

created through continued growth in business volumes, a one time investment transaction which resulted in $5 million of additional mortgage loan interest and growth in the income of private equity investments. Net realized investment gains on derivatives related to the Company's guaranteed minimum withdrawal benefit feature increased, also contributing to the quarterly increase in revenues.

Revenues for the six months ended June 30, 2004 and June 30, 2003 were $368 million and $299 million, respectively. Fee income increased $45 million, or 42%, due to continued business volume growth in both the retail annuity and individual life product lines. NII increased $23 million, or 14%, primarily related to a larger invested asset base also created through the continued growth in business volumes, the one time investment transaction in the second quarter of 2004 discussed above and increases in income from private equities.

Interest credited increased slightly for both the quarter and six-month periods over prior year, mainly due to increased universal life (UL) production, offset by decreases in structured settlements, which are no longer written by the Company. Insurance benefits decreased on both a quarterly and six-month basis as the second quarter of 2004 had a one time pre-tax benefit reserve release of $9 million in structured settlement annuities.

Operating expenses increased from $41 million to $54 million for the three-month period ended June 30, 2004 over June 30, 2003. This increase was primarily related to the amortization of DAC which was $44 million in 2004 versus $33 million in 2003. Operating expenses were up 40% to $112 million for the six-month period of 2004 from $80 million for the same period of 2003, primarily as DAC amortization related to business volume growth increased $22 million, or 34%.

The majority of the annuity business and a substantial portion of the life business written by the Company are accounted for as investment contracts, with the result that deposits collected are reported as liabilities and are not included in revenues. Deposits represent an operating statistic used for measuring business volumes, which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies. The following table shows net written premiums and deposits by product line for the quarterly and six-month periods ended June 30, 2004 and 2003.

PREMIUMS AND DEPOSITS ($ in millions)

                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                              2004       2003       2004       2003
                            --------   --------   --------   --------
Premiums
Individual Life             $      8   $      9   $     17   $     19
Other Annuity                      2          1          3          2
                            --------   --------   --------   --------
    Total Premiums          $     10   $     10   $     20   $     21
                            --------   --------   --------   --------
Deposits
Retail Annuity - Fixed      $    105   $    179   $    231   $    318
Retail Annuity - Variable        433        340        979        584
                            --------   --------   --------   --------
    Total Retail Annuity         538        519      1,210        902
Individual Life                  215        124        447        211
Other Annuity                      1          1          3          2
                            --------   --------   --------   --------
    Total Deposits          $    754   $    644   $  1,660   $  1,115
                            --------   --------   --------   --------

Retail annuity deposits collected for the quarter and six months ended June 30, 2004 were up from the comparable prior year periods primarily as a result of a 27% and 68% increase in variable annuity sales, respectively. This annuity sales increase was due mainly to improved equity market conditions in 2004 and increased sales of annuities with a guaranteed minimum withdrawal benefit feature. These increases were partially offset by decreased fixed annuity sales in the modified guaranteed annuity product. Retail annuity

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

account balances and benefit reserves were $14 billion and $11 billion at June 30, 2004 and 2003, respectively. This increase is reflective of $1.3 billion market appreciation and $1.7 billion of net sales of variable annuity investments subsequent to June 30, 2003.

Deposits for the life insurance business increased 73% and 112% for the three and six months ended June 30, 2004 versus 2003, respectively. This increase was the result of the continued momentum of universal life production, including significant single premium sales in the second quarter of 2004. Life insurance in force was $49 billion at June 30, 2004, up from $39 billion at June 30, 2003.

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

The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The Company may not pay dividends during 2004 without prior approval of the State of Connecticut Insurance Department. The Company did not pay any dividends to its parent during the six months ended June 30, 2004.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "predict," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, the resolution of legal proceedings and the potential impact of a decline in credit quality of investments on earnings.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against the Company, its parent corporation, certain of the Company's affiliates (collectively
      TLA), and the Company's former affiliate, Travelers Property Casualty Corporation. The amended complaint alleges Travelers Property Casualty Corporation purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, including an affiliate of the Company, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and following an appeal by plaintiff in September 2002 the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's claims. On May 26, 2004, the Connecticut Superior Court certified a nation wide class action involving the following claims against TLA: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the Defendants, including TLA, appealed the Connecticut Superior Court's May 26, 2004 class certification order.

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

                             THE TRAVELERS LIFE AND ANNUITY COMPANY
                                                   (Registrant)

Date August 13, 2004         /s/ Glenn D. Lammey
                             ---------------------------------------------------

                             Glenn D. Lammey
                             Senior Executive Vice President,
                             Chief Financial Officer & Chief Accounting Officer (Principal Financial Officer & Principal Accounting Officer)