Form 10-Q
period 2004-09-30
TRAVELERS LIFE & ANNUITY CO
filed 2004-11-12
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM__________ TO_________

                       -----------------------------------
                         COMMISSION FILE NUMBER 33-58677
                       -----------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CONNECTICUT                             06-0904249
     (State or other jurisdiction of                (I.R.S.Employer
      incorporation or organization)               Identification No.)

             ONE CITYPLACE, HARTFORD, CONNECTICUT     06103-3415
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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Statements of Income for the nine
months ended September 30, 2004 and 2003 (unaudited)....................   3

Condensed Balance Sheets as of September 30, 2004 (unaudited) and
December 31, 2003 ......................................................   4

Condensed Statements of Changes in Shareholder's Equity for the nine
months ended September 30, 2004 and 2003 (unaudited)....................   5

Condensed Statements of Cash Flows for the nine months ended
September 30, 2004 and 2003 (unaudited).................................   6

Notes to Condensed Financial Statements (unaudited).....................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................  14

ITEM 4.  CONTROLS AND PROCEDURES........................................  17

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................  18

Signatures..............................................................  19

Exhibit 31.01...........................................................  20

Exhibit 31.02...........................................................  21

Exhibit 32.01...........................................................  22

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                       ----------------------              ----------------------
                                                        2004             2003              2004              2003
                                                       ------            ----              ----              ----
REVENUES
Premiums                                               $   9             $  11             $  28             $  32
Net investment income                                     98                89               288               256
Net realized investment gains (losses)                     9                (2)                6                (9)
Fee income                                                94                64               247               172
Other revenues                                             6                 5                15                15
                                                       -----             -----             -----             -----
     Total Revenues                                      216               167               584               466
                                                       -----             -----             -----             -----
BENEFITS AND EXPENSES
Current and future insurance benefits                     23                20                61                64
Interest credited to contractholders                      63                55               177               160
Amortization of deferred acquisition costs                76                37               163               102
General and administrative expenses                       19                 8                44                23
                                                       -----             -----             -----             -----
      Total Benefits and Expenses                        181               120               445               349
                                                       -----             -----             -----             -----
Income before federal income taxes                        35                47               139               117
Federal income taxes                                      11                16                38                32
                                                       -----             -----             -----             -----
      Net Income                                       $  24             $  31             $ 101             $  85
                                                       =====             =====             =====             =====

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                 ($ in millions)

                                                                  SEPTEMBER 30, 2004
                                                                      (UNAUDITED)       DECEMBER 31, 2003
                                                                  -----------------     -----------------
ASSETS
Investments (including $145 and $131 subject to
   securities lending agreements)                                       $ 7,302               $ 6,089
Separate and variable accounts                                           10,650                 9,690
Deferred acquisition costs                                                1,458                 1,279
Premiums and fees receivable                                                 71                    67
Other assets                                                                214                   313
                                                                        -------               -------
     Total Assets                                                       $19,695               $17,438
                                                                        -------               -------
LIABILITIES
Future policy benefits and claims                                       $ 1,086               $ 1,098
Contractholder funds                                                      5,071                 4,512
Separate and variable accounts                                           10,650                 9,690
Deferred federal income taxes                                               406                   225
Other liabilities                                                           575                   514
                                                                        -------               -------
     Total Liabilities                                                   17,788                16,039
                                                                        -------               -------
SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
     30,000 issued and outstanding                                            3                     3
Additional paid-in capital                                                  817                   417
Retained earnings                                                           865                   764
Accumulated other changes in equity from nonowner sources                   222                   215
                                                                        -------               -------
     Total Shareholder's Equity                                           1,907                 1,399
                                                                        -------               -------
     Total Liabilities and Shareholder's Equity                         $19,695               $17,438
                                                                        =======               =======

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                           -------------------     ------------------
                                                            2004        2003        2004        2003
                                                           -------     -------     -------     -------
COMMON STOCK

Balance, beginning of period                               $     3     $     3     $     3     $     3
Changes in common stock                                          -           -           -           -
                                                           -------     -------     -------     -------
Balance, end of period                                     $     3     $     3     $     3     $     3
                                                           =======     =======     =======     =======
ADDITIONAL PAID-IN CAPITAL

Balance, beginning of period                               $   817     $   417     $   417     $   417
Contribution from parent                                         -           -         400           -
                                                           -------     -------     -------     -------
Balance, end of period                                     $   817     $   417     $   817     $   417
                                                           =======     =======     =======     =======
RETAINED EARNINGS

Balance, beginning of period                               $   841     $   699     $   764     $   645
Net income                                                      24          31         101          85
                                                           -------     -------     -------     -------
Balance, end of period                                     $   865     $   730     $   865     $   730
                                                           =======     =======     =======     =======
ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES

Balance, beginning of period                               $   119     $   275     $   215     $    95
Unrealized gains (losses), net of tax                          104         (45)         10         134
Derivative instrument hedging activity losses,
   net of tax                                                   (1)         (2)         (3)         (1)
                                                           -------     -------     -------     -------
Balance, end of period                                     $   222     $   228     $   222     $   228
                                                           =======     =======     =======     =======
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES

Net income                                                 $    24     $    31     $   101     $    85
Other changes in equity from nonowner sources                  103         (47)          7         133
                                                           -------     -------     -------     -------
Total changes in equity from nonowner sources              $   127     $   (16)    $   108     $   218
                                                           =======     =======     =======     =======
TOTAL SHAREHOLDER'S EQUITY

Balance, beginning of period                               $ 1,780     $ 1,394     $ 1,399     $ 1,160
Changes in nonowner sources                                    127         (16)        108         218
Changes in additional paid-in capital                            -           -         400           -
                                                           -------     -------     -------     -------
Balance, end of period                                     $ 1,907     $ 1,378     $ 1,907     $ 1,378
                                                           =======     =======     =======     =======

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 -------------------
                                                                  2004        2003
                                                                 -------     -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $   103     $  (129)
                                                                 -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                            410         370
         Equity Securities                                             3           -
         Mortgage loans                                               47          21
     Proceeds from sales of investments
         Fixed maturities                                            601       1,002
         Equity securities                                            18          14
         Mortgage loans                                                6           -
         Real Estate                                                   2           1
     Purchases of investments
         Fixed maturities                                         (1,769)     (1,860)
         Equity securities                                           (19)         (5)
         Mortgage loans                                             (110)        (24)
     Policy loans, net                                                (4)         (6)
     Short-term securities (purchases) sales, net                   (344)        183
     Other investment purchases, net                                 (22)        (36)
     Securities transactions in course of settlement, net            121         (41)
                                                                 -------     -------
     Net cash used in investing activities                        (1,060)       (381)
                                                                 -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                    754         692
     Contractholder fund withdrawals                                (195)       (189)
     Contribution from parent company                                400           -
                                                                 -------     -------
     Net cash provided by financing activities                       959         503
                                                                 -------     -------

Net increase (decrease) in cash                                        2          (7)

Cash at beginning of period                                            1          15
                                                                 -------     -------
Cash at end of period                                            $     3     $     8
                                                                 -------     -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Income taxes received (paid)                                $   177     $  (116)
                                                                 =======     =======

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

      CHANGES IN ACCOUNTING PRINCIPLES

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

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

Sales Inducements to Contract Holders. SOP 03-1 provides that, prospectively, sales inducements provided to contract holders meeting certain criteria are capitalized and amortized over the expected life of the contract as a component of benefit expense. During the first nine months of 2004, the Company capitalized sales inducements of approximately $20 million in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the three and nine months ended September 30, 2004, amortization of these capitalized amounts was insignificant.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

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

STOCK-BASED COMPENSATION

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to shareholder's equity under SFAS 123 is recorded equal to the amount of compensation expense charged. During the 2004 first quarter, the Company changed its valuation from the Black-Scholes model to the Binomial Method. The impact of this change was insignificant. Compensation expense and proforma compensation expense had the Company applied SFAS 123 prior to 2003 was insignificant for the quarter and nine months ended September 30, 2004 and 2003.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

OTHER-THAN-TEMPORARY IMPAIRMENTS OF CERTAIN INVESTMENTS

On September 30, 2004, the FASB voted unanimously to delay the effective date of Emerging Issues Task Force (EITF) No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF 03-1). The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings.

The FASB will be issuing proposed implementation guidance shortly. The Company is closely monitoring this issue and will evaluate the impact of adopting EITF 03-1 once the implementation guidance is available.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

3.    INVESTMENTS

      FIXED MATURITIES

      The amortized cost and fair value of investments in fixed maturities were as follows:

                                                                          GROSS       GROSS
SEPTEMBER 30, 2004                                         AMORTIZED    UNREALIZED  UNREALIZED      FAIR
($ in millions)                                              COST         GAINS       LOSSES        VALUE
------------------                                         ---------    ----------  ----------     -------
AVAILABLE FOR SALE:
     Mortgage-backed securities - CMOs and
       pass-through securities                                $  877     $   24        $    1      $  900
     U.S. Treasury securities and obligations of
       U.S. Government and government agencies and
       authorities                                               157          8             -         165
     Obligations of states, municipalities and
       political subdivisions                                     56          9             -          65
     Debt securities issued by foreign governments                63          4             -          67
     All other corporate bonds                                 3,507        229             4       3,732
     Other debt securities                                     1,128         68             3       1,193
     Redeemable preferred stock                                    5          1             -           6
                                                              ------     ------        ------      ------
         Total Available For Sale                             $5,793     $  343        $    8      $6,128
                                                              ======     ======        ======      ======

                                                                           GROSS       GROSS
DECEMBER 31, 2003                                           AMORTIZED    UNREALIZED  UNREALIZED      FAIR
($ in millions)                                               COST         GAINS       LOSSES        VALUE
-----------------                                           ---------    ----------  ----------     -------
AVAILABLE FOR SALE:
     Mortgage-backed securities - CMOs and
       pass-through securities                                $  645     $   18        $    2        $  661
     U.S. Treasury securities and obligations of
       U.S. Government and government agencies and
       authorities                                               192          5             1           196
     Obligations of states, municipalities and
       political subdivisions                                     53          6             -            59
     Debt securities issued by foreign governments                58          3             -            61
     All other corporate bonds                                 3,179        241             5         3,415
     Other debt securities                                       903         59             3           959
     Redeemable preferred stock                                    4          2             -             6
                                                              ------     ------        ------        ------
         Total Available For Sale                             $5,034     $  334        $   11        $5,357
                                                              ======     ======        ======        ======

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

AGING OF GROSS UNREALIZED LOSSES ON AVAILABLE FOR SALE

The aging of gross unrealized losses on fixed maturity investments is as follows:

                                                                                   TOTAL FIXED MATURITIES
                                                                                    WITH UNREALIZED LOSS
                                                    TOTAL FIXED MATURITIES          TOTALING 20% OR MORE
                                                    ----------------------         ----------------------
SEPTEMBER 30, 2004                                   AMORTIZED  UNREALIZED          AMORTIZED   UNREALIZED
($ in millions)                                        COST        LOSS               COST         LOSS
------------------                                   ---------  ----------          ---------   ----------
Six months or less                                   $   500     $     5             $     1        $  -
Greater than six months to nine months                    43           1                   -           -
Greater than nine months to twelve months                 18           -                   -           -
Greater than twelve months                                61           2                   -           -
                                                     -------     -------             -------     -------
    Total                                            $   622     $     8             $     1     $     -
                                                     =======     =======             =======     =======

                                                                                 TOTAL FIXED MATURITIES
                                                                                  WITH UNREALIZED LOSS
                                                    TOTAL FIXED MATURITIES        TOTALING 20% OR MORE
                                                    ----------------------       ----------------------
DECEMBER 31, 2003                                    AMORTIZED  UNREALIZED        AMORTIZED   UNREALIZED
($ in millions)                                        COST        LOSS             COST         LOSS
------------------                                   ---------  ----------       ----------   ----------
Six months or less                                   $   540     $     7          $     1     $     -
Greater than six months to nine months                    72           1                -           -
Greater than nine months to twelve months                 35           1                -           -
Greater than twelve months                                42           2                -           -
                                                     -------     -------          -------     -------
    Total                                            $   689     $    11          $     1     $     -
                                                     =======     =======          =======     =======

NET REALIZED CAPITAL GAINS (LOSSES)

                                                 FOR THE THREE MONTHS    FOR THE NINE MONTHS ENDED
                                                  ENDED SEPTEMBER 30,          SEPTEMBER 30,
                                                 --------------------    -------------------------
($ in millions)                                   2004        2003           2004        2003
---------------                                   ----        ----           ----        ----
NET REALIZED CAPITAL GAINS (LOSSES)
     BY ASSET CLASS:
     Fixed maturities                             $  1        $ (7)          $ (9)       $(12)
     Equities                                        -           -              -           1
     Derivatives:
        Guaranteed minimum withdrawal
          benefit derivatives, net                  13           -             20           -
        Other derivatives                           (4)          4             (9)          4
     Other                                          (1)          1              4          (2)
                                                  ----        ----           ----        ----
         Total                                    $  9        $ (2)          $  6        $ (9)
                                                  ====        ====           ====        ====

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4.    DEPOSIT FUNDS AND RESERVES

      At September 30, 2004 and December 31, 2003, the Company had $6.2 billion and $5.6 billion of life and annuity deposit funds and reserves respectively, as follows:

($ IN MILLIONS)                           September 30, 2004  December 31, 2003
---------------                           ------------------  -----------------
Subject to discretionary withdrawal:
    With fair value adjustments                 $2,629              $2,552
    Subject to surrender charges                 1,550               1,318
    Surrenderable without charge                   263                  99
                                                ------              ------
    Total                                       $4,442              $3,969

Not subject to discretionary withdrawal:        $1,715              $1,637
                                                ------              ------
    Total                                       $6,157              $5,606
                                                ======              ======

5.    SHAREHOLDER'S EQUITY

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

6.    COMMITMENTS AND CONTINGENCIES

      In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against the Company, its parent corporation, certain of the Company's affiliates (collectively
      TLA), and the Company's former affiliate, Travelers Property Casualty Corporation. The amended complaint alleges Travelers Property Casualty Corporation purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, including an affiliate of the Company, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and following an appeal by the plaintiff in September 2002 the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's claims. On May 26, 2004, the Connecticut Superior Court certified a nation wide class action involving the following claims against TLA: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the Defendants, including TLA, appealed the Connecticut Superior Court's May 26, 2004 class certification order.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

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

The Company's Annual Report on Form 10-K, its quarterly reports on Form 10-Q and any current reports on Form 8-K, and all amendments to these reports are available on the Travelers Life & Annuity website at http://www.travelerslife.com by selecting the "Financial Information" page and selecting "SEC Filings."

RESULTS OF OPERATIONS ($ in millions)

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                       ------------------    -----------------
                                        2004     2003          2004     2003
                                        ----     ----          ----     ----
Revenues                                $216     $167          $584     $466
Benefits and interest credited            86       75           238      224
Operating expenses                        95       45           207      125
                                        ----     ----          ----     ----
Income before taxes                       35       47           139      117
Income taxes                              11       16            38       32
                                        ----     ----          ----     ----
Net income                              $ 24     $ 31          $101     $ 85
                                        ====     ====          ====     ====

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

Net income for the third quarter of 2004 was $24 million, versus $31 million in the prior year third quarter. The decrease in net income was primarily driven by an increase in the amortization of deferred acquisition costs (DAC) of $25 million after tax. The increase in DAC amortization and other expenses was partially offset by increased revenues related to business volume growth and by higher realized investment gains.

Net income was $101 million and $85 million for the nine months ended September 30, 2004 and 2003, respectively. This 19% increase resulted from higher fee income and net investment income (NII) from continued growth in business volumes and a larger invested asset base as well as a one time structured settlement benefit reserve release of $6 million after-tax in the second quarter of 2004. Partially offsetting increased revenues were a $40 million after-tax increase in DAC amortization and a $14 million after-tax increase in other operating expenses. Such expense increases resulted from business volume growth and the adjustment to the UL amortization of DAC mentioned above.

The revenue increase for the third quarter 2004 over the prior year period was primarily driven by a 47% increase in fee income. Fee income in the retail annuity and individual life product lines together increased $30 million due to higher business volumes, particularly in the individual life line. NII increased 10% in the third quarter of

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

2004 versus the same period in 2003, primarily as the result of a larger invested asset base, primarily fixed maturities and short-term securities, created through continued growth in business volumes, and improved yields of private equity investments, partially offset by decreased fixed maturity yields. Net realized investment gains on derivatives related to the Company's guaranteed minimum withdrawal benefit feature also contributed to the higher revenues in the 2004 quarter.

Revenues for the nine months ended September 30, 2004 and September 30, 2003 were $584 million and $466 million, respectively. Fee income increased $75 million, or 44%, due to continued business volume growth in both the variable retail annuity and individual life product lines. NII increased $32 million, or 13%, primarily related to a larger invested asset base also created through the continued growth in business volumes. Net realized investment gains on derivatives related to the Company's guaranteed minimum withdrawal benefit feature contributed $20 million to the increase in revenues over the prior year nine-month period.

Insurance benefits and interest credited increased slightly for the quarter over prior year, mainly due to increased UL production, partially offset by decreases in structured settlements, which are no longer written by the Company. Insurance benefits and interest credited increased over the prior period due to the UL production. These UL increases were offset by the second quarter 2004 one-time pre-tax benefit reserve release of $9 million in structured settlement annuities.

Operating expenses increased from $45 million to $95 million for the three-month period ended September 30, 2004 over September 30, 2003. This increase is related to the amortization of DAC, which was $76 million in 2004 versus $37 million in 2003. The increase related to a retrospective adjustment of $24 million to UL DAC and volume growth in the UL and retail annuity lines of business. This UL adjustment relates to the changing of the estimated gross profit (EGP) pattern in the UL product line related to mortality charges. Re-estimates of gross profits, which are performed at least annually, result in retrospective adjustments to earnings by a cumulative charge or credit to income. Operating expenses were up 66% to $207 million for the nine-month period of 2004 from $125 million for the same period of 2003, primarily from DAC amortization.

The majority of the annuity business and a substantial portion of the life business written by the Company are accounted for as investment contracts, with the result that deposits collected are reported as liabilities and are not included in revenues. Deposits represent an operating statistic used for measuring business volumes, which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies. The following table shows net written premiums and deposits by product line for the quarterly and nine-month periods ended September 30, 2004 and 2003.

PREMIUMS AND DEPOSITS ($ in millions)

                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                     SEPTEMBER 30,        SEPTEMBER 30,
                                   2004       2003       2004      2003
                                   ----       ----       ----      ----
Premiums
Individual Life                   $    9     $   10     $   25     $   29
Other Annuity                          -          1          3          3
                                  ------     ------     ------     ------
    Total Premiums                $    9     $   11     $   28     $   32
                                  ------     ------     ------     ------
Deposits

Retail Annuity - Fixed            $   89     $  169     $  320     $  487
Retail Annuity - Variable            328        475      1,307      1,059
                                  ------     ------     ------     ------
    Total Retail Annuity             417        644      1,627      1,546
Individual Life                      245        174        692        385
Other Annuity                          2          1          4          3
                                  ------     ------     ------     ------
    Total Deposits                $  664     $  819     $2,323     $1,934
                                  ------     ------     ------     ------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

Retail annuity deposits collected for the quarter ended September 30, 2004 decreased $227 million, or 35%. This decrease was driven by a shift in offering certain individual annuity products by TIC, which products were previously offered by the Company. This should continue in future periods. This is a forward looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on this page. Variable annuity deposits collected for the nine months ended September 30, 2004 were up $248 million from the nine months ended September 30, 2003. This annuity sales increase was due mainly to improved equity market conditions in 2004 and increased sales of annuities with a guaranteed minimum withdrawal benefit feature, partially offset by the third quarter 2004 shift in products to TIC. These increases were partially offset by decreased fixed annuity sales. Retail annuity account balances and benefit reserves were $14 billion and $12 billion at September 30, 2004 and 2003, respectively. This increase is reflective of $929 million market appreciation and $1.5 billion of net sales of variable annuity investments subsequent to September 30, 2003.

Deposits for the life insurance business increased 41% and 80% for the three and nine months ended September 30, 2004 versus 2003, respectively. This increase was the result of the continued momentum of universal life production, including significant single premium sales in the second quarter of 2004. Life insurance in force was $52 billion at September 30, 2004, up from $44 billion at December 31, 2003.

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

The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The Company may not pay dividends during 2004 without prior approval of the State of Connecticut Insurance Department. The Company did not pay any dividends to its parent during the nine months ended September 30, 2004.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "predict," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

looking statements involve risks and uncertainties including, but not limited to, regulatory matters, the resolution of legal proceedings and the potential impact of a decline in credit quality of investments on earnings.

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

---------------------
+Filed herewith

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

                            THE TRAVELERS LIFE AND ANNUITY COMPANY
                                       (Registrant)

Date November 12, 2004     /s/ Glenn D. Lammey
                           ----------------------------------------------------
                           Glenn D. Lammey
                           Senior Executive Vice President,
                           Chief Financial Officer and Chief Accounting Officer
                           (Principal Financial Officer and Principal
                           Accounting Officer)