Form 10-K
period 2004-12-31
TRAVELERS LIFE & ANNUITY CO
filed 2005-03-30
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                               Yes   X   No
                                   -----    -----

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                               Yes       No   X
                                   -----    -----

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                 PAGE
-----------                                                                 ----
                                         PART I

     1.       Business...................................................     2

     2.       Properties.................................................     4

     3.       Legal Proceedings..........................................     5

     4.       Submission of Matters to a Vote of Security Holders........     6

                                        PART II

     5.       Market for Registrant's Common Equity and Related
              Stockholder Matters........................................     6

     6.       Selected Financial Data....................................     6

     7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................     7

     7A.      Quantitative and Qualitative Disclosures About Market
              Risk.......................................................    12

     8.       Financial Statements and Supplementary Data................    15

     9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................    52

     9A.      Controls and Procedures....................................    52

     9B.      Other Information..........................................    52

                                        PART III

     10.      Directors and Executive Officers of the Registrant.........    52

     11.      Executive Compensation.....................................    52

     12.      Security Ownership of Certain Beneficial Owners and
              Management.................................................    52

     13.      Certain Relationships and Related Transactions.............    52

     14.      Principal Accountant Fees and Services.....................    53


                                        PART IV

     15.      Exhibits and Financial Statement Schedules.................    54

              Exhibit Index..............................................    55

              Signatures ................................................    56
              Index to Financial Statements and Financial Statement
              Schedules..................................................    57
              Exhibit 31.01..............................................    62
              Exhibit 31.02..............................................    63
              Exhibit 32.01..............................................    64

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1. BUSINESS.

GENERAL

The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), a wholly owned subsidiary of Citigroup Insurance Holding Corporation (CIHC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The periodic reports of Citigroup and TIC provide additional business and financial information concerning those companies and their consolidated subsidiaries.

On January 31, 2005, Citigroup announced that it had agreed to sell its Life Insurance and Annuity businesses, including TIC and the Company, to MetLife, Inc. The transaction is subject to certain domestic and international regulatory approvals, as well as other customary conditions to closing. TIC's Primerica segment and certain other assets will remain with Citigroup. The transaction is expected to close this summer. See Note 14 of Notes to Financial Statements. TIC filed a Form 8-K regarding this proposed transaction on February 2, 2005.

The Company is a stock insurance company chartered in 1973 in the State of Connecticut and has been continuously engaged in the insurance business since that time. The Company is licensed to conduct life and annuity insurance business in all the states except New York. The Company is also licensed to conduct life and annuity insurance business in the District of Columbia and Puerto Rico.

The Company offers retail annuities and individual life insurance to individuals and small businesses under the Travelers Life & Annuity (TLA) name. On April 1, 2004 Travelers Property Casualty Corporation (TPC), a former affiliate of the Company, merged with a subsidiary of The St. Paul Companies to form St. Paul Travelers. TIC has a license from St. Paul Travelers to use the names "Travelers Life & Annuity", "The Travelers Insurance Company" and "The Travelers Life and Annuity Company."

The retail annuity products offered are fixed and variable deferred annuities. Retail annuity products are distributed through affiliated and non-affiliated channels. The primary affiliated distribution channels are Smith Barney (SB), a division of Citigroup Global Markets Inc., and Primerica Financial Services, Inc. (PFS). Retail annuity sales by SB accounted for 25% of total retail annuity sales in 2004 and 32% in both 2003 and 2002. Sales by PFS accounted for 31%, 29% and 26% in 2004, 2003 and 2002, respectively. In addition, the Company distributes its products through CitiStreet Retirement Services, a division of CitiStreet LLC, (CitiStreet) and Citibank, N.A. (Citibank), also affiliates of the Company.

Individual life insurance is used to meet estate, business planning and retirement needs and also to provide protection against financial loss due to death. Individual life products are primarily marketed by independent financial professionals and account for 83.5% of total 2004 life sales. SB and Citibank accounted for 8.4% and 6.0%, respectively, of total individual life sales for 2004.

In the past, the Company offered group pension close-out business. The Company no longer actively markets this product and all new sales are reported in TIC. Periodically, premiums are collected from the business that remains in force. Reserves related to this block of business remain recorded in the Company's balance sheets.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

The Company has assets held in a separate account related to reserves on structured settlement contracts that provide guarantees for the contractholders independent of the investment performance of the separate account assets. The assets held in this separate account are owned by the Company and contractholders do not share in their investment performance. The assets, liabilities and earnings related to the structured settlements are fully consolidated and are classified consistently with general account assets, liabilities and earnings. These contracts were purchased by TPC in connection with the settlement of certain of their policyholder obligations. Effective April 1998, the Company no longer writes structured settlement contracts.

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

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges for four or more of the ratios. The Company had four ratios fall outside the usual range for December 31, 2004 statutory financial statements filed on March 1, 2005. The Company had one ratio and three ratios fall outside the usual range for December 31, 2003 and 2002, respectively. The Company was not subject to any regulatory action by any state insurance department or the NAIC with respect to these IRIS ratios for the 2003 and 2002 statutory financial statements.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

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

The formulas have not been designed to differentiate among adequately capitalized companies, which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formula to rate or rank companies. At December 31, 2004, the Company had total adjusted capital in excess of amounts requiring company action or any level of regulatory action at any prescribed RBC level.

Insurance Regulation Concerning Dividends

The Company is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the State of Connecticut Insurance Department for the declaration or payment of any dividend which, together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), reduced by 25% of the change in net unrealized capital gains, as determined in accordance with statutory accounting practices. In accordance with the Connecticut statute, the Company may not pay dividends during 2005 without prior approval of the State of Connecticut Insurance Department.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

ITEM 3. LEGAL PROCEEDINGS.

In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against the Company, its parent corporation, certain of the Company's affiliates (collectively TLA), and the Company's former affiliate, Travelers Property Casualty Corporation. The amended complaint alleges Travelers Property Casualty Corporation purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, including an affiliate of the Company, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and following an appeal by plaintiff in September 2002 the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's claims. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action. The class action claims against TLA are violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the Defendants, including TLA, appealed the Connecticut Superior Court's May 26, 2004 class certification order.

In 2003 and 2004, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in our industry, the Company has received a request for information from the Securities and Exchange Commission (SEC) and a subpoena from the New York Attorney General regarding market timing and late trading. During 2004 the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing, and the SEC, the National Association of Securities Dealers and the New York Insurance Department have made inquiries into these issues and other matters associated with the sale and distribution of insurance products. In addition, like many insurance companies and agencies, in 2004 and 2005 the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is cooperating fully with all of these requests and is not able to predict their outcomes.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has 100,000 authorized shares of common stock, of which 30,000 are issued and outstanding as of December 31, 2004. All outstanding shares of the Company's common stock are held by TIC, and there exists no established public trading market for the common stock of the Company. The Company did not pay dividends in 2004 or 2003. See Note 7 of Notes to Financial Statements for dividend restrictions.

ITEM 6. SELECTED FINANCIAL DATA.

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

                               PART II (CONTINUED)

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

DEFERRED ACQUISITION COSTS

Deferred acquisition costs (DAC) represent costs that are deferred and amortized over the estimated life of the related insurance policies. DAC principally includes commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business. The method for determining amortization of deferred acquisition costs varies by product type based upon three different accounting pronouncements: Statement of Financial Accounting Standards (SFAS) No. 60, "Accounting and Reporting by Insurance Enterprises" (SFAS 60), SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91) and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments" (SFAS
97).

DAC for deferred annuities, both fixed and variable, is amortized employing a level effective yield methodology per SFAS 91 as indicated by AICPA Practice Bulletin 8, generally over 10-15 years. An amortization rate is developed using the outstanding DAC balance and projected account balances. This rate is applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that contains assumptions related to investment returns and persistency. The model rate is evaluated at least annually, and changes in underlying lapse and interest rate assumptions are to be treated retrospectively. Variances in expected equity market returns versus actual returns are treated prospectively and a new amortization pattern is developed so that the DAC balances will be amortized over the remaining estimated life of the business.

DAC for universal life (UL) is amortized in relation to estimated gross profits from surrender charges, investment, mortality, and expense margins per SFAS 97, generally over 16-25 years. Actual profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Re-estimates of gross profits, performed at least annually, result in retrospective adjustments to earnings by a cumulative charge or credit to income.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

DAC relating to traditional life, including term insurance, is amortized in relation to anticipated premiums per SFAS 60, generally over 5-20 years. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy.

All DAC is reviewed, at least annually, to determine if it is recoverable from future income, including investment income, and, if not recoverable, is charged to expense. All other acquisition expenses are charged to operations as incurred.

FUTURE POLICY BENEFITS

Future policy benefits represent liabilities for future insurance policy benefits for payout annuities and traditional life products and are prepared in accordance with industry standards and accounting principles generally accepted in the United States of America (GAAP). The annuity payout reserves are calculated using the mortality and interest assumptions used in the actual pricing of the benefit. Mortality assumptions are based on Company experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. The interest rates range from 1.5% to 9.2% for these annuity products with a weighted average interest rate of 6.6%, including adverse deviation. Traditional life products include whole life and term insurance. Future policy benefits for traditional life products are estimated on the basis of actuarial assumptions as to mortality, persistency and interest, established at policy issue and are based on the Company's experience, which, together with interest assumptions, include a margin for adverse deviation. Appropriate recognition has been given to experience rating and reinsurance. Interest assumptions applicable to traditional life products range from 3.0% to 7.0%, with a weighted average of 6.3%.

INVESTMENTS IN FIXED MATURITIES

Fixed maturities, which comprise 85% and 88% of total investments at December 31, 2004 and 2003, respectively, include bonds, notes and redeemable preferred stocks. Fixed maturities, including financial instruments subject to securities lending agreements (see Note 2 of Notes to Financial Statements), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes. If quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment are used to determine fair value. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts a rigorous review each quarter to identify and evaluate investments that have indications of impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other- than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Changing economic conditions - global, regional, or related to specific issuers or industries - could result in other-than-temporary losses.

PREMIUMS

Premium income is reported for individual payout annuities, group close-out annuities, whole life and term insurance. The annuities premiums are recognized as revenue when collected. The life premiums are recognized as revenues when due. Premiums for contracts with a limited number of premium payments, due over a significantly shorter period than the period over which benefits are provided, are

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

considered revenue when due. The portion of premium which is not required to provide for benefits and expenses is deferred and recognized in revenues in a constant relationship to insurance benefits in force.

RESULTS OF OPERATIONS ($ in millions)

FOR THE YEAR ENDED DECEMBER 31,   2004   2003
-------------------------------   ----   ----
Revenues                          $822   $646
Benefits and interest credited     326    307
Operating expenses                 289    185
                                  ----   ----
Income before taxes                207    154
Income taxes                        49     35
                                  ----   ----
Net income                        $158   $119
                                  ====   ====

Net income of $158 million in 2004, increased 33% from $119 million in 2003 from higher fee income and net investment income (NII) related to increased business volumes. These increases were partially offset by a 56% increase in operating expenses, which resulted from the increased business volumes related to deposits and market appreciation, and which included greater amortization of DAC. Lower tax benefits from the separate account dividends received deduction (DRD), also partially offset the increased revenues. Net income included net after-tax realized investment gains (losses) of $11.2 million and $(4.7) million for the years ended December 31, 2004 and 2003, respectively. A tax benefit related to adjustments to the DRD of prior periods in 2004 and 2003 of $9.6 million and $13.1 million, respectively, contributed to a 24% effective tax rate for 2004 and a 23% effective tax rate for 2003.

Revenues increased 27% in 2004 over prior year. This increase was driven by NII and fee income. NII was $389 million in 2004 compared to $356 million in 2003. This increase was primarily due to a larger invested asset base created from a $400 million capital contribution from TIC and higher business volumes. Fee income increased $134 million, or 57%, in the current year compared to 2003, primarily from $188 million of management fees from variable annuities and $182 million from universal life fees.

Operating expenses in 2004 were up $104 million, or 56%, over the prior year due to an increase in the amortization of DAC, which was $226 million in 2004 versus $136 million in 2003, and an increase in other expenses related to business volume.

The amortization of capitalized DAC is a significant component of the Company's expenses. The Company's recording of DAC amortization varies based upon product type. DAC for retail annuities, both fixed and variable employs a level yield methodology as described in SFAS 91. DAC for UL is amortized in relation to estimated gross profits as described in SFAS 97, with traditional life, including term insurance and other products, amortized in relation to anticipated premiums as per SFAS 60.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

The following is a summary of capitalized DAC by type:

                                                 Traditional   Deferred
($ in millions)                                      Life       Annuity    UL     Total
---------------                                  -----------   --------   ----   ------
Beginning balance January 1, 2003                    $ 55       $ 632     $377   $1,064

Commissions and expenses deferred                      14         172      165      351
Amortization expense                                  (10)       (107)     (19)    (136)
                                                     ----       -----     ----   ------
Balance December 31, 2003                              59         697      523    1,279

Commissions and expenses deferred                      11         182      276      469
Amortization expense                                  (10)       (147)     (43)    (200)
Underlying lapse and interest rate assumptions         --          (2)      --       (2)
Pattern of estimated gross profit adjustment           --          --      (24)     (24)
                                                     ----       -----     ----   ------
Balance December 31, 2004                            $ 60       $ 730     $732   $1,522
                                                     ====       =====     ====   ======

DAC capitalization increased $118 million, or 34%, in 2004 versus 2003. The 2004 growth was driven by a 67% increase in UL capitalization which is consistent with the increase in premiums and deposits for the individual life line of business. The increase in amortization expense in 2004 was primarily driven by business volume growth in variable deferred annuities and UL. Included in UL's 2004 amortization expense was a one-time $24 million retrospective adjustment for the change in pattern of the estimated gross profits.

The following table shows net written premiums and deposits by product line for the years ended December 31, 2004 and 2003. The majority of the annuity business and a substantial portion of the life business written by the Company are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent a statistic used for measuring business volumes, which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

PREMIUMS AND DEPOSITS ($ in millions)

FOR THE YEARS ENDED DECEMBER 31,    2004     2003
--------------------------------   ------   ------
Premiums
Individual Life                    $   34   $   37
Other Annuity                           6        4
                                   ------   ------
   Total Premiums                  $   40   $   41
                                   ------   ------

Deposits
Retail Annuity - Fixed             $  392   $  606
Retail Annuity - Variable           1,637    1,581
                                   ------   ------
Total Retail Annuity                2,029    2,187
Individual Life                       950      599
Other Annuity                           4        4
                                   ------   ------
   Total Deposits                  $2,983   $2,790
                                   ------   ------

Retail annuity deposits collected for the year ended December 31, 2004 decreased $158 million, or 7%, from the prior year. This decrease was driven by lower fixed annuity sales and a third quarter 2004 shift in offering certain retail annuity products by TIC, which were previously offered by the Company. Variable annuity deposits collected for the twelve months ended December 31, 2004 were up $56 million from the twelve months ended December 31, 2003 due mainly to improved equity market conditions in 2004 versus 2003; and sales related to the guaranteed minimum withdrawal benefit feature to the variable annuity product. These variable annuity deposit increases were partially decreased by the shift of variable products into TIC. This should continue in future periods. This is a forward looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on the following page. Retail annuity account balances and benefit reserves were $14.9 billion and $13.0 billion at December 31, 2004 and 2003, respectively. This increase is reflective of $1.0 billion market appreciation and $1.2 billion of net sales of variable annuity investments over the past year.

Individual life deposits increased $351 million, or 59%, for the twelve months ended December 31, 2004 versus 2003 as a result of increased universal life production including significant single premium sales in the second quarter of 2004. Life insurance in force was $54.9 billion at December 31, 2004, up from $43.7 billion at December 31, 2003.

OUTLOOK

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on the following page.

The Company is included in the TLA segment of TIC and its outlook should be considered within that context. The Company should benefit from growth in the aging population which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. The Company is well positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity, retirement and estate planning products sold through established distribution channels.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

TLA's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products. Declines in credit quality of issuers will have a negative effect on earnings. The retail annuities business is interest rate and equity market sensitive. TLA's variable annuities offer products with guaranteed features that are equity market sensitive. The guaranteed minimum death benefit feature pays benefits when at the time of death of a contractholder the account value is below the guaranteed amount. Another guaranteed feature offered is a guaranteed minimum withdrawal benefit, which is considered an embedded derivative. Exposure increases with the decline in equity markets and exposure decreases with equity market growth. This creates earnings volatility because the embedded derivative is marked to market through income. TLA has entered into an alternative hedging strategy to reduce the earnings volatility.

Citigroup, the Company's ultimate parent has agreed to sell its Life Insurance and Annuities business to MetLife, Inc. The Company is included in Citigroup's Life Insurance and Annuities business. The transaction is expected to close this summer. At that time, the Company will become part of MetLife, Inc.

Federal and state regulators have focused on, and continue to devote substantial attention to, the mutual fund and variable insurance product industries. As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous proposals for legislative and regulatory reforms, including mutual fund governance, new disclosure requirements concerning mutual fund share classes, commission breakpoints, revenue sharing, advisory fees, market timing, late trading, portfolio pricing, annuity products, hedge funds, producer compensation and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect the industries or the Company's businesses, and, if so, to what degree.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "predict", and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, the resolution of legal proceedings, the impact that the proposed sale to MetLife, Inc., may have on the Company and its prospects, the potential impact of a decline in credit quality of investments on earnings; the Company's market risk and the discussions of the Company's prospects under "Outlook" on the page 11.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2004. The Company's market risk sensitive instruments are entered into for purposes other than trading.

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

There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2003. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods. The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on the previous page.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 2004 and 2003. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $335 million and $299 million based on a 100 basis point increase in interest rates as of December 31, 2004 and 2003, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                           ANNUAL REPORT ON FORM 10-K

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $274 million and $254 million based on a 100 basis point increase in interest rates as of December 31, 2004 and 2003, respectively. Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments as a result of a 100 basis point increase in interest rates as of December 31, 2004 and 2003 is not material.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm..................    16

Financial Statements:

   Statements of Income for the years ended
   December 31, 2004, 2003 and 2002......................................    17

   Balance Sheets as of December 31, 2004 and 2003.......................    18

   Statements of Changes in Shareholder's Equity for the years
   ended December 31, 2004, 2003 and 2002................................    19

   Statements of Cash Flows for the years ended
   December 31, 2004, 2003 and 2002......................................    20

   Notes to Financial Statements.........................................    21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
The Travelers Life and Annuity Company:

We have audited the accompanying balance sheets of The Travelers Life and Annuity Company as of December 31, 2004 and 2003, and the related statements of income, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Life and Annuity Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its methods of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004 and for goodwill and intangible assets in 2002.

/s/ KPMG LLP

Hartford, Connecticut
March 28, 2005

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                              STATEMENTS OF INCOME
                                 ($ in millions)

FOR THE YEAR ENDED DECEMBER 31,              2004   2003   2002
-------------------------------              ----   ----   ----
REVENUES
Premiums                                     $ 40   $ 41   $ 43
Net investment income                         389    356    312
Net realized investment gains (losses)         17     (7)   (31)
Fee income                                    371    237    190
Other revenues                                  5     19     19
                                             ----   ----   ----
   Total Revenues                             822    646    533
                                             ----   ----   ----

BENEFITS AND EXPENSES
Current and future insurance benefits          85     90     94
Interest credited to contractholders          241    217    181
Amortization of deferred acquisition costs    226    136     67
General and administrative expenses            63     49     32
                                             ----   ----   ----
   Total Benefits and Expenses                615    492    374
                                             ----   ----   ----

Income before federal income taxes            207    154    159
                                             ----   ----   ----

Federal income taxes
   Current                                     96     74    (31)
   Deferred                                   (47)   (39)    87
                                             ----   ----   ----
   Total Federal Income Taxes                  49     35     56
                                             ----   ----   ----
Net Income                                   $158   $119   $103
                                             ====   ====   ====

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                                 BALANCE SHEETS
                                 ($ in millions)

AT DECEMBER 31,                                                        2004      2003
---------------                                                      -------   -------
ASSETS

Fixed maturities, available for sale at fair value (including $133 and $131 subject to securities lending agreements)
   (cost $5,929 and $5,034)                                          $ 6,261   $ 5,357
Equity securities, at fair value (cost $16 and $8)                        19         8
Mortgage loans                                                           212       136
Short-term securities                                                    420       195
Other invested assets                                                    417       393
                                                                     -------   -------
   Total Investments                                                   7,329     6,089
                                                                     -------   -------
Separate and variable accounts                                        11,631     9,690
Deferred acquisition costs                                             1,522     1,279
Premiums and fees receivable                                              75        67
Other assets                                                             268       313
                                                                     -------   -------
   Total Assets                                                      $20,825   $17,438
                                                                     -------   -------
LIABILITIES

Future policy benefits and claims                                    $ 1,079   $ 1,098
Contractholder funds                                                   5,227     4,512
Separate and variable accounts                                        11,631     9,690
Deferred federal income taxes                                            180       225
Other liabilities                                                        747       515
                                                                     -------   -------
   Total Liabilities                                                  18,864    16,039
                                                                     -------   -------

SHAREHOLDER'S EQUITY
Common stock, par value $100; 100,000 shares authorized,
   30,000 issued and outstanding                                           3         3
Additional paid-in capital                                               817       417
Retained earnings                                                        922       764
Accumulated other changes in equity from nonowner sources                219       215
                                                                     -------   -------
   Total Shareholder's Equity                                          1,961     1,399
                                                                     -------   -------
   Total Liabilities and Shareholder's Equity                        $20,825   $17,438
                                                                     =======   =======

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 ($ in millions)

                                                FOR THE YEAR ENDED
                                                   DECEMBER 31,
                                                ---------------------------
                                                   2004     2003      2002
                                                  ------   ------    ------
COMMON STOCK
Balance, beginning of year                        $    3   $    3    $    3
Changes in common stock                               --       --        --
                                                  ------   ------    ------
Balance, end of year                              $    3   $    3    $    3
                                                  ======   ======    ======

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                        $  417   $  417    $  417
Capital contributed by parent                        400       --        --
                                                  ------   ------    ------
Balance, end of year                              $  817   $  417    $  417
                                                  ======   ======    ======

RETAINED EARNINGS
Balance, beginning of year                        $  764   $  645    $  542
Net income                                           158      119       103
                                                  ------   ------    ------
Balance, end of year                              $  922   $  764    $  645
                                                  ======   ======    ======

ACCUMULATED OTHER CHANGES
   IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of year                        $  215   $   95    $   16
Unrealized gains, net of tax                           9      123        72
Derivative instrument hedging activity gains
   (losses), net of tax                               (5)      (3)        7
                                                  ------   ------    ------
Balance, end of year                              $  219   $  215    $   95
                                                  ======   ======    ======

SUMMARY OF CHANGES IN EQUITY
   FROM NONOWNER SOURCES
Net income                                        $  158   $  119    $  103
Other changes in equity from nonowner sources          4      120        79
                                                  ------   ------    ------
Total changes in equity from nonowner sources     $  162   $  239    $  182
                                                  ======   ======    ======

TOTAL SHAREHOLDER'S EQUITY
Balance, beginning of year                        $1,399   $1,160    $  978
Changes in total shareholder's equity                562      239       182
                                                  ------   ------    ------
Balance, end of year                              $1,961   $1,399    $1,160
                                                  ======   ======    ======

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                 ($ in millions)

FOR THE YEARS ENDED DECEMBER 31,                               2004      2003      2002
--------------------------------                             -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Premiums collected                                        $    39   $    44   $    44
   Net investment income received                                383       320       277
   Fee and other income received                                 399       265       239
   Benefits and claims paid                                     (134)     (106)     (104)
   Interest paid to contractholders                             (241)     (217)     (181)
   Operating expenses paid                                      (470)     (437)     (344)
   Income taxes (paid) received                                  179      (135)       89
   Other                                                         (46)       41       (21)
                                                             -------   -------   -------
      Net Cash Provided by (Used in) Operating Activities        109      (225)       (1)
                                                             -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
      Fixed maturities                                           489       520       255
      Mortgage loans                                              53        23        36
   Proceeds from sales of investments
      Fixed maturities                                           802     1,658     1,690
      Equity securities                                           19         8        36
      Mortgage loans                                               6        --        --
      Real estate held for sale                                    2         1        --
   Purchases of investments
      Fixed maturities                                        (2,179)   (2,824)   (3,018)
      Equity securities                                          (30)       (4)      (36)
      Mortgage loans                                            (136)      (28)      (45)
   Policy loans, net                                              (5)        1       (11)
   Short-term securities (purchases) sales, net                 (225)      280      (269)
   Other investment purchases, net                               (43)      (46)      (21)
   Securities transactions in course of settlement, net           23        (4)      118
                                                             -------   -------   -------
      Net Cash Used in Investing Activities                   (1,224)     (415)   (1,265)
                                                             -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Contractholder fund deposits                                1,023       914     1,486
   Contractholder fund withdrawals                              (308)     (288)     (224)
   Contribution from parent company                              400        --        --
                                                             -------   -------   -------
      Net Cash Provided by Financing Activities                1,115       626     1,262
                                                             -------   -------   -------
Net increase (decrease) in cash                                   --       (14)       (4)
Cash at beginning of year                                          1        15        19
                                                             -------   -------   -------
Cash at December 31,                                         $     1   $     1   $    15
                                                             =======   =======   =======

                       See Notes to Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies used in the preparation of the accompanying financial statements follow.

     BASIS OF PRESENTATION

     The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), a wholly owned subsidiary of Citigroup Insurance Holding Corporation (CIHC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world.

     On January 31, 2005, Citigroup announced its intention to sell its Life Insurance and Annuities business, which includes TIC, the Company and certain other businesses, to MetLife. TIC's Primerica Life Segment will remain part of Citigroup. See Note 14.

     The financial statements and accompanying footnotes of the Company are prepared in conformity with U.S. generally accepted accounting principles
     (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     The following summarizes the more significant aspects of the Company's adoption of SOP 03-1:

     Variable Annuity Contracts with Guaranteed Minimum Death Benefit Features. For variable annuity contracts with guaranteed minimum death benefit (GMDB) features, SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a reserve for insurance contracts, and provides that the reporting entity does not hold reserves for investment contracts (i.e. there is no significant mortality risk).

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

     Sales Inducements to Contract Holders. SOP 03-1 provides that, prospectively, sales inducements provided to contract holders meeting certain criteria are capitalized and amortized over the expected life of the contract as a component of benefit expense. During 2004, the Company capitalized sales inducements of approximately $24.9 million in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the twelve months ended December 31, 2004, amortization of these capitalized amounts was insignificant.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     On January 1, 2004, the Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. FIN 46 and FIN 46-R change the method of determining whether certain entities should be included in the Company's financial statements. The Company has evaluated the impact of applying FIN 46-R to existing variable interest entities in which it has variable interests. The effect of adopting FIN 46-R on the Company's balance sheet is immaterial.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

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

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company's financial statements.

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

     STOCK-BASED COMPENSATION

     On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation" (SFAS
     123), prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", (APB 25) the alternative method of accounting, an offsetting increase to shareholder's equity under SFAS 123 is recorded equal to the amount of

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     compensation expense charged. During the 2004 first quarter, the Company changed its valuation from the Black-Scholes model to the Binomial Method. The impact of this change was insignificant. Compensation expense and proforma compensation expense had the Company applied SFAS 123 prior to 2003 was insignificant for the year ended December 31, 2004 and 2003.

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

     The FASB will be issuing implementation guidance related to this topic. Once issued, the Company will evaluate the impact of adopting EITF 03-1. The disclosures required by EITF 03-1 are included in Note 2 to the Financial Statements.

     STOCK-BASED COMPENSATION

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments' fair value. SFAS 123-R is effective for interim and annual reporting periods beginning after June 15, 2005. The Company will adopt SFAS 123-R on July 1, 2005 by using a modified prospective approach. For unvested stock-based awards granted before January 1, 2003 (APB 25 awards), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 awards will be immaterial in the third and fourth quarters of 2005. In addition, the amount of additional compensation expense that will be disclosed as the impact in the first and second quarters of 2005, as if the standard had been adopted as of January 1, 2005, but will not be recognized in earnings, will be immaterial. The Company continues to evaluate other aspects of adopting SFAS 123-R.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     ACCOUNTING POLICIES

     INVESTMENTS

     Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including financial instruments subject to securities lending agreements (see Note 2), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes. If these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment are used to determine fair value. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts a rigorous review each quarter to identify and evaluate investments that have indications of impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Changing economic conditions - global, regional, or related to specific issuers or industries
     - could result in other-than-temporary losses.

     Also included in fixed maturities are loan-backed and structured securities (including beneficial interests in securitized financial assets). Beneficial interests in securitized financial assets that are rated "A" and below are accounted for under the prospective method in accordance with EITF 99-20. Under the prospective method of accounting, the investment's effective yield is based upon projected future cash flows. All other loan-backed and structured securities are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual and projected future cash flows.

     Equity securities, which include common and non-redeemable preferred stocks, are classified as "available-for-sale" and are carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

     Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. Cash received on impaired loans is reported as income. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market.

     Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost, which approximates fair value.

     Other invested assets include trading securities, which are marked to market with the change recognized in net investment income during the current period. Also included are limited partnership and limited liability company interests in investment funds and real estate joint ventures which are accounted for on the equity method of accounting. Undistributed income of these investments is reported in net investment income. Also included in other invested assets are policy loans which are carried at the amount of the unpaid balances that are not in excess of the net cash surrender values of the related insurance policies. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

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

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments, including interest rate and equity futures contracts, swaps, interest rate caps, options and forward contracts as a means of hedging exposure to interest rate changes, equity price changes and foreign currency risk. The Company does not hold or issue derivative instruments for trading purposes. (See Note 9 for a more detailed description of the Company's derivative use.) Derivative financial instruments in a gain position are reported in the balance sheet in other assets, derivative financial instruments in a loss position are reported in the balance sheet in other liabilities and derivatives purchased to offset embedded derivatives on variable annuity contracts are reported in other invested assets.

     To qualify for hedge accounting, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge. This documentation includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged.

     For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives are reflected in realized investment gains and losses, together with changes in the fair value of the related hedged item. The net amount is reflected in current earnings. The Company primarily hedges available-for-sale securities.

     For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent that derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will be reported in accumulated other changes in equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, the ineffective portion of the changes in fair value is immediately included in realized investment gains and losses.

     The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of effectiveness. If a hedge relationship is found to be ineffective, it no longer qualifies for hedge accounting and any gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in realized investment gains and losses.

     For those fair value and cash flow hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the derivative remain in the accumulated other changes in equity from nonowner sources in shareholder's equity and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship is discontinued because a forecasted transaction will not occur when scheduled, the accumulated changes in fair value of the derivative recorded in shareholder's equity are immediately reflected in realized investment gains and losses.

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

     Financial Instruments with embedded derivatives

     The Company bifurcates an embedded derivative from the host contract where the economic characteristics and risks of the embedded instrument are not clearly and closely related to the economic characteristics and risks of the host contract, the entire instrument would not otherwise be remeasured at fair value and a separate instrument with the same terms of the embedded instrument would meet the definition of a derivative under SFAS 133.

     The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in realized investment gains and losses. Derivatives embedded in convertible debt securities are classified in the balance sheet as fixed maturity securities, consistent with the host instruments.

     The Company markets certain investment contracts that have embedded derivatives, primarily variable annuity contracts. These embedded derivatives are carried at fair value, with changes in value reflected in realized investment gains and losses. Derivatives embedded in variable annuity contracts are classified in the consolidated balance sheet as future policy benefits and claims.

     The Company may enter into derivative contracts to hedge the exposures represented by these embedded derivatives. These are economic hedges, however they do not qualify for hedge accounting. These derivatives are carried at fair value, with the changes in value reflected in realized gains and losses.

     INVESTMENT GAINS AND LOSSES

     Realized investment gains and losses are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date. Realized gains and losses also result from fair value changes in derivative contracts that do not qualify, or are not designated, as hedging instruments, and from the application of fair value hedge accounting under SFAS 133. Impairments are recognized as realized losses when investment losses in value are deemed other-than-temporary. The Company conducts regular reviews to assess whether other-than-temporary losses exist. Also included are gains and losses arising from the remeasurement of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company.

     SEPARATE AND VARIABLE ACCOUNTS

     Separate and variable accounts primarily represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. Each account has specific investment objectives. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. The assets of these accounts are carried at fair value.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     Variable Annuity Contracts with Guaranteed Minimum Death Benefit Features. For variable annuity contracts with GMDB features, SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a reserve for insurance contracts, and provides that the reporting entity does not hold reserves for investment contracts (i.e. there is no significant mortality risk).

     The Company determined that the mortality risk on its GMDB features was not a significant component of the total variable annuity product, and accordingly continued to classify these products as investment contracts.

     DEFERRED ACQUISITION COSTS

     Deferred acquisition costs (DAC) represent costs that are deferred and amortized over the estimated life of the related insurance policies. DAC principally includes commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business. The method for determining amortization of DAC varies by product type based upon three different accounting pronouncements: SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" (SFAS 60), SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91) and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments" (SFAS 97).

     DAC for deferred annuities, both fixed and variable, is amortized employing a level effective yield methodology per SFAS 91 as indicated by AICPA Practice Bulletin 8, generally over 10-15 years. An amortization rate is developed using the outstanding DAC balance and projected account balances. This rate is applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that contains assumptions related to investment returns and persistency. The model rate is evaluated at least annually, and changes in underlying lapse and interest rate assumptions are to be treated retrospectively. Variances in expected equity market returns versus actual returns are treated prospectively and a new amortization pattern is developed so that the DAC balances will be amortized over the remaining estimated life of the business.

     DAC for UL is amortized in relation to estimated gross profits from surrender charges, investment, mortality, and expense margins per SFAS 97, generally over 16-25 years. Actual profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Re-estimates of gross profits, performed at least annually, result in retrospective adjustments to earnings by a cumulative charge or credit to income.

     DAC relating to traditional life, including term insurance, is amortized in relation to anticipated premiums per SFAS 60, generally over 5-20 years. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy.

     All DAC is reviewed, at least annually, to determine if it is recoverable from future income, including investment income, and, if not recoverable, is charged to expense. All other acquisition expenses are charged to operations as incurred. See Note 4.

     CASH AND CASH EQUIVALENTS

     Cash, which is reported in other assets, includes certificates of deposits and other time deposits with original maturities of less than 90 days.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

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

     FUTURE POLICY BENEFITS

     Future policy benefits represent liabilities for future insurance policy benefits for payout annuities and traditional life products and are prepared in accordance with industry standards and U.S. GAAP. The annuity payout reserves are calculated using the mortality and interest assumptions used in the actual pricing of the benefit. Mortality assumptions are based on Company experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. The interest rates range from 1.5% to 9.2% for these annuity products with a weighted average interest rate of 6.6%, including adverse deviation. Traditional life products include whole life and term insurance. Future policy benefits for traditional life products are estimated on the basis of actuarial assumptions as to mortality, persistency and interest, established at policy issue and are based on the Company's experience, which, together with interest assumptions, include a margin for adverse deviation. Appropriate recognition has been given to experience rating and reinsurance. Interest assumptions applicable to traditional life products range from 3.0% to 7.0%, with a weighted average of 6.3%.

     CONTRACTHOLDER FUNDS

     Contractholder funds represent deposits from the issuance of UL pension investment and certain retail annuity and structured settlement contracts. For UL contracts, contractholder fund balances are increased by receipts for mortality coverage, contract administration, surrender charges and interest accrued where one or more elements are not fixed or guaranteed. These balances are decreased by withdrawals, mortality charges and administrative expenses charged to the contractholders where these charges and expenses may not be fixed or guaranteed. Interest rates credited to contractholder funds related to UL range from 4.5% to 5.4%, with a weighted average interest rate of 5.0%.

     Pension investment and certain annuity contracts do not contain significant insurance risk and are considered investment-type contracts. Contractholder fund balances are increased by receipts and credited interest, and reduced by withdrawals and administrative expenses charged to the contractholder. Interest rates credited to these investment-type contracts range from less than 1.0% to 8.0% with a weighted average interest rate of 5.2%.

     Reserving for Universal Life and Variable Universal Life Contracts. SOP 03-1 requires that a reserve, in addition to the account balance, be established for certain insurance benefit features provided under UL and VUL products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

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

     Once an insolvency has occurred, the Company recognizes a liability for such assessments if it is probable that an assessment will be imposed and the amount of the assessment can be reasonably estimated. At December 31, 2004 and 2003, the Company's liability for guaranty fund assessments was not significant.

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

     PREMIUMS

     Premium income is reported for individual payout annuities, group close-out annuities, whole life and term insurance. The annuities premiums are recognized as revenue when collected. The life premiums are recognized as revenues when due. Premiums for contracts with a limited number of premium payments, due over a significantly shorter period than the period over which benefits are provided, are considered revenue when due. The portion of premium which is not required to provide for benefits and expenses is deferred and recognized in revenues in a constant relationship to insurance benefits in force.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     INTEREST CREDITED TO CONTRACTHOLDERS

     Interest credited to contractholders represents amounts earned by universal life, pension investment and certain retail annuity contracts in accordance with contract provisions.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

2.   INVESTMENTS

     FIXED MATURITIES

     The amortized cost and fair values of investments in fixed maturities were as follows:

                                                                  GROSS        GROSS
DECEMBER 31, 2004                                  AMORTIZED   UNREALIZED   UNREALIZED    FAIR
($ in millions)                                       COST        GAINS       LOSSES      VALUE
-----------------                                  ---------   ----------   ----------   ------
AVAILABLE FOR SALE:
   Mortgage-backed securities - CMOs and
      pass-through securities                        $  906       $ 24          $ 1      $  929
   U.S. Treasury securities and obligations
      of U.S. Government and government agencies
      and authorities                                   154          9           --         163
   Obligations of states and political
      subdivisions                                       57          8           --          65
   Debt securities issued by foreign
      governments                                        63          6           --          69
   All other corporate bonds                          3,565        219            4       3,780
   All other debt securities                          1,180         71            2       1,249
   Redeemable preferred stock                             4          2           --           6
                                                     ------       ----          ---      ------
      Total Available For Sale                       $5,929       $339          $ 7      $6,261
                                                     ------       ----          ---      ------

                                                                  GROSS        GROSS
DECEMBER 31, 2003                                  AMORTIZED   UNREALIZED   UNREALIZED    FAIR
($ in millions)                                       COST        GAINS       LOSSES      VALUE
-----------------                                  ---------   ----------   ----------   ------
AVAILABLE FOR SALE:
   Mortgage-backed securities - CMOs and
      pass-through securities                        $  645       $ 18          $ 2      $  661
   U.S. Treasury securities and obligations
      of U.S. Government and government agencies
      and authorities                                   192          5            1         196
   Obligations of states and political
      subdivisions                                       53          6           --          59
   Debt securities issued by foreign
      governments                                        58          3           --          61
   All other corporate bonds                          3,179        241            5       3,415
   All other debt securities                            903         59            3         959
   Redeemable preferred stock                             4          2           --           6
                                                     ------       ----          ---      ------
      Total Available For Sale                       $5,034       $334          $11      $5,357
                                                     ------       ----          ---      ------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     Proceeds from sales of fixed maturities classified as available for sale were $801.9 million, $1.7 billion and $1.7 billion in 2004, 2003 and 2002, respectively. Gross gains of $25.0 million, $48.2 million and $85.6 million and gross losses of $24.4 million, $52.4 million and $29.9 million in 2004, 2003 and 2002, respectively, were realized on those sales. Additional losses of $6.9 million, $10.2 million and $66.9 million were realized due to other-than-temporary losses in value in 2004, 2003 and 2002, respectively. The significant impairment activity in 2002 was concentrated in telecommunication and energy company investments.

     The amortized cost and fair value of fixed maturities available for sale at December 31, 2004, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        AMORTIZED    FAIR
($ in millions)                            COST      VALUE
---------------                         ---------   ------
MATURITY:
   Due in one year or less                $  264    $  270
   Due after 1 year through 5 years        1,675     1,757
   Due after 5 years through 10 years      2,365     2,514
   Due after 10 years                        719       791
                                          ------    ------
                                           5,023     5,332
                                          ------    ------

   Mortgage-backed securities                906       929
                                          ------    ------
      Total Maturity                      $5,929    $6,261
                                          ------    ------

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

     At December 31, 2004 and 2003, the Company held CMOs classified as available for sale with a fair value of $532.6 million and $332.4 million, respectively. Approximately 34% of the Company's CMO holdings were fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 2004 and 2003. In addition, the Company held $396.0 million and $327.7 million of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 2004 and 2003, respectively. All of these securities are rated AAA.

     The Company engages in securities lending transactions whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally receives cash collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and invests in a short-term investment pool. See Note 11. The loaned securities remain a recorded asset of the Company. The Company records a liability for the amount of the cash collateral held, representing its obligation to return the cash collateral, and reports that liability as part of other liabilities in the balance

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     sheet. At December 31, 2004 and 2003, the Company held cash collateral of $113.5 million and $154.0 million, respectively. The Company also had $23.7 million of investments held with a third party used as collateral at December 31, 2004. The Company does not have the right to sell or pledge this collateral and it is not recorded on the balance sheet. No such collateral existed at December 31, 2003.

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

     These transactions are recorded as secured borrowings. The mortgage-backed securities remain recorded as assets. The cash proceeds are reflected in short-term investments and a liability is established to reflect the Company's obligation to repurchase the securities at the end of the roll period. This liability is classified as other liabilities in the balance sheets and fluctuates based upon the timing of the repayments. Although these types of transactions occurred during the years, there were no outstanding amounts at December 31, 2004 and 2003.

     EQUITY SECURITIES

     The cost and fair values of investments in equity securities were as follows:

                                               GROSS        GROSS
                                            UNREALIZED   UNREALIZED    FAIR
($ in millions)                      COST      GAINS       LOSSES     VALUE
---------------                      ----   ----------   ----------   -----
DECEMBER 31, 2004
   Common stocks                      $12       $ 3          $--       $15
   Non-redeemable preferred stocks      4        --           --         4
                                      ---       ---          ---       ---
      Total Equity Securities         $16       $ 3          $--       $19
                                      ---       ---          ---       ---
DECEMBER 31, 2003
   Common stocks                      $ 2       $--          $--       $ 2
   Non-redeemable preferred stocks      6        --           --         6
                                      ---       ---          ---       ---
      Total Equity Securities         $ 8       $--          $--       $ 8
                                      ---       ---          ---       ---

     Proceeds from sales of equity securities were $18.5 million, $7.8 million and $35.6 million in 2004, 2003 and 2002, respectively. Gross gains and losses on sales and impairments were insignificant.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     OTHER-THAN-TEMPORARY LOSSES ON INVESTMENTS

     Management has determined that the unrealized losses on the Company's investments in fixed maturity and equity securities at December 31, 2004 are temporary in nature. The Company conducts a periodic review to identify and evaluate investments that have indications of possible impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. The Company's review for impairment generally entails:

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

     The tables below shows the fair value of investments in fixed maturities and equity securities that are available-for-sale and have been in an unrealized loss position at:

                                                        Gross Unrealized Losses
                                                ---------------------------------------
                                                Less Than One Year   One Year or Longer          Total
                                                ------------------   ------------------   ------------------
                                                           Gross                Gross                Gross
December 31, 2004                                Fair   Unrealized    Fair   Unrealized    Fair   Unrealized
($ in millions)                                 Value     Losses     Value     Losses     Value     Losses
-----------------                               -----   ----------   -----   ----------   -----   ----------
Fixed maturity securities available-for-sale:
Mortgage-backed securities-CMO's and
   pass-through securities                       $103       $ 1       $--        $--       $103       $ 1
U.S. Treasury securities and obligations of
   U.S. Government and government agencies
   and authorities                                  5        --        --         --          5        --
Debt securities issued by foreign governments       1        --        --         --          1        --
All other corporate bonds                         408         4        15         --        423         4
All other debt securities                         141         1        24          1        165         2
Redeemable preferred stock                          1        --        --         --          1        --
                                                 ----       ---       ---        ---       ----       ---
Total fixed maturities                           $659       $ 6       $39        $ 1       $698       $ 7
Equity securities                                $  1       $--       $ 3        $--       $  4       $--
                                                 ----       ---       ---        ---       ----       ---

     At December 31, 2004, the cost of approximately 269 investments in fixed maturity and equity securities exceeded their fair value by $7 million. Of the $6 million which represents fixed maturity investments that have been in a gross unrealized loss position for less than a year and the $1 million in such a position for a year or more, 93% and 82% of these investments are rated investment grade, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                        Gross Unrealized Losses
                                                ---------------------------------------
                                                Less Than One Year   One Year or Longer          Total
                                                ------------------   ------------------   ------------------
                                                           Gross                Gross                Gross
December 31, 2003                                Fair   Unrealized    Fair   Unrealized    Fair   Unrealized
($ in millions)                                 Value     Losses     Value     Losses     Value     Losses
-----------------                               -----   ----------   -----   ----------   -----   ----------
Fixed maturity securities available-for-sale:
Mortgage-backed securities-CMO's and
   pass-through securities                       $143       $ 2       $--        $--       $143       $ 2
U.S. Treasury securities and obligations of
   U.S. Government and government agencies
   and authorities                                132         1        --         --        132         1
Debt securities issued by foreign governments       2        --        --         --          2        --
All other corporate bonds                         238         4        19          1        257         5
All other debt securities                         123         2        20          1        143         3
Redeemable preferred stock                         --        --         1         --          1        --
                                                 ----       ---       ---        ---       ----       ---
Total fixed maturities                           $638       $ 9       $40        $ 2       $678       $11
Equity securities                                $  3       $--       $ 1        $--       $  4       $--
                                                 ----       ---       ---        ---       ----       ---

     At December 31, 2003, the cost of approximately 220 investments in fixed maturity and equity securities exceeded their fair value by $11 million. Of the $9 million which represents fixed maturity investments that have been in a gross unrealized loss position for less than a year and the $2 million in such a position for a year or more, 87% and 32% of these investments are rated investment grade, respectively.

     AGING OF GROSS UNREALIZED LOSSES ON AVAILABLE FOR SALE

     The aging of gross unrealized losses on fixed maturity investments is as follows:

                                                                     TOTAL FIXED MATURITIES
                                                                      WITH UNREALIZED LOSS
                                            TOTAL FIXED MATURITIES    TOTALING 20% OR MORE
                                            ----------------------   ----------------------
DECEMBER 31, 2004                           AMORTIZED   UNREALIZED   AMORTIZED   UNREALIZED
($ in millions)                                COST        LOSS         COST        LOSS
-----------------                           ---------   ----------   ---------   ----------
Six months or less                             $505          $3         $--          $--
Greater than six months to nine months          134           2          --           --
Greater than nine months to twelve months        26           1          --           --
Greater than twelve months                       40           1          --           --
                                               ----         ---         ---          ---
   Total                                       $705          $7         $--          $--
                                               ====         ===         ===          ===

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                                     TOTAL FIXED MATURITIES
                                                                      WITH UNREALIZED LOSS
                                            TOTAL FIXED MATURITIES    TOTALING 20% OR MORE
                                            ----------------------   ----------------------
DECEMBER 31, 2003                           AMORTIZED   UNREALIZED   AMORTIZED   UNREALIZED
($ in millions)                                COST        LOSS         COST        LOSS
-----------------                           ---------   ----------   ---------   ----------
Six months or less                             $540         $ 7         $ 1          $--
Greater than six months to nine months           72           1          --           --
Greater than nine months to twelve months        35           1          --           --
Greater than twelve months                       42           2          --           --
                                               ----         ---         ---          ---
   Total                                       $689         $11         $ 1          $--
                                               ====         ===         ===          ===

     Fair values of investments in fixed maturities and equity securities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which quoted market prices, third-party broker quotations or validated model prices are not available amounted to $36.0 million and $124.9 million at December 31, 2004 and 2003, respectively.

     MORTGAGE LOANS

     At December 31, 2004 and 2003, the Company's mortgage loan portfolios consisted of the following:

($ in millions)                  2004   2003
---------------                  ----   ----
Current Mortgage Loans           $209   $136
Underperforming Mortgage Loans      3     --
                                 ----   ----
Total                            $212   $136
                                 ----   ----

     Underperforming assets include delinquent mortgage loans over 90 days past due, loans in the process of foreclosure and loans modified at interest rates below market.

     Aggregate annual maturities on mortgage loans at December 31, 2004 are as shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

YEAR ENDING DECEMBER 31,
($ in millions)
------------------------
2005                       $  9
2006                         25
2007                         10
2008                          8
2009                          9
Thereafter                  151
                           ----
Total                      $212
                           ====

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     OTHER INVESTED ASSETS

     Other invested assets are composed of the following:

($ in millions)                            2004   2003
---------------                            ----   ----
Private equity and arbitrage investments   $219   $203
Derivatives                                 135    115
Trading Securities                           22     33
Policy Loans                                 32     27
Real estate joint ventures                    9     15
                                           ----   ----
Total                                      $417   $393
                                           ----   ----

     CONCENTRATIONS

     The Company participates in a short-term investment pool maintained by TIC. See Note 11.

     The Company's industry concentrations of investments, excluding those in federal and government agencies, primarily fixed maturities at fair value, were as follows:

($ in millions)                2004   2003
---------------                ----   ----
Finance                        $918   $555
Banking                         515    364
Electric Utilities              430    455
Real Estate Investment Trust    394    241
Media                           342    354
Insurance                       323    261
Telecommunications              290    288

     The Company held investments in foreign banks in the amount of $201 million and $152 million at December 31, 2004 and 2003, respectively, which are included in the table above.

     The Company defines its below investment grade assets as those securities rated Ba1 by Moody's Investor Services (or its equivalent) or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds and notes that are classified as below investment grade. Below investment grade assets included in the preceding table include $119 million and $157 million in Electric Utilities, $25 million and $31 million in Media, and $12 million and $34 million in Telecommunications at December 31, 2004 and 2003, respectively. Below investment grade assets in other categories were insignificant. Total below investment grade fixed maturities were $501 million and $506 million at December 31, 2004 and 2003, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     Included in mortgage loans were the following group concentrations:

($ in millions)
At December 31,   2004  2003
---------------   ----   ---
STATE
California        $ 58   $34
New York            40    31
                  ----   ---
PROPERTY TYPE
Agricultural      $106   $64
Office              70    62
                  ----   ---

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

     NON-INCOME PRODUCING INVESTMENTS

     Investments included in the consolidated balance sheets that were non-income producing were insignificant at December 31, 2004 and 2003, respectively.

     RESTRUCTURED INVESTMENTS

     Mortgage loan and debt securities which were restructured at below market terms at December 31, 2004 and 2003 were insignificant. The new terms of restructured investments typically defer a portion of contract interest payments to varying future periods. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such assets was insignificant. Interest on these assets, included in net investment income, was insignificant.

     NET INVESTMENT INCOME

FOR THE YEAR ENDED DECEMBER 31,
($ in millions)                   2004   2003   2002
-------------------------------   ----   ----   ----
GROSS INVESTMENT INCOME
   Fixed maturities               $346   $317   $277
   Other invested assets            30     32     28
   Mortgage loans                   18     11     11
   Other                             1      2      1
                                  ----   ----   ----
Total gross investment income      395    362    317
                                  ----   ----   ----
   Investment expenses               6      6      5
                                  ----   ----   ----
Net investment income             $389   $356   $312
                                  ----   ----   ----

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)

     Net realized capital gains (losses) by asset class for the periods were as follows:

FOR THE YEAR ENDED DECEMBER 31,
($ in millions)                            2004   2003   2002
-------------------------------            ----   ----   ----
REALIZED INVESTMENT GAINS(LOSSES)
Fixed maturities                           $(6)   $(14)  $(11)
Derivatives:
   Guaranteed minimum withdrawal benefit
      derivatives, net                      19      --     --
   Other derivatives                         2       8    (17)
Other invested assets                       (1)      1     (3)
Mortgage loans                              --      (1)    --
Other                                        3      (1)    --
                                           ---    ----   ----
Total realized investment gains (losses)   $17    $ (7)  $(31)
                                           ---    ----   ----

     Changes in net unrealized investment gains (losses) that are included as accumulated other changes in equity from nonowner sources in shareholder's equity were as follows:

FOR THE YEAR ENDED DECEMBER 31,
($ in millions)                                  2004   2003   2002
-------------------------------                  ----   ----   ----
UNREALIZED INVESTMENT GAINS(LOSSES)
Fixed maturities                                 $  9   $189   $ 91
Other invested assets                               4     (3)    22
                                                 ----   ----   ----
Total unrealized investment gains                  13    186    113
Related taxes                                       5     65     40
                                                 ----   ----   ----
Change in unrealized investment gains               8    121     73
Balance beginning of year                         207     86     13
                                                 ----   ----   ----
Balance end of year                              $215   $207   $ 86
                                                 ----   ----   ----

3.   REINSURANCE

     The Company uses reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. Reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term (YRT), coinsurance and modified coinsurance. The Company remains primarily liable as the direct insurer on all risks reinsured.

     Since 1997 the majority of UL business has been reinsured under an 80% ceded/20% retained YRT quota share reinsurance program and term life business has been reinsured under a 90%/10% YRT quota share reinsurance program. Beginning in September 2002, newly issued term life business has been reinsured under a 90%/10% coinsurance quota share reinsurance program. Subsequently, portions of this term coinsurance has reverted to YRT for new business. Generally, the maximum retention on an ordinary life risk is $2.5 million. Maximum retention of $2.5 million is generally reached on policies in excess of $12.5 million for UL and $25.0 million for term insurance. For other plans of insurance, it is the policy

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification.

     Total life insurance in-force ceded under reinsurance contracts was $44.3 billion and $35.0 billion at December 31, 2004 and 2003, including $3.4 million and $4.5 million, respectively to TIC. Total life insurance premiums ceded were $34.4 million, $24.9 million and $14.9 million in 2004, 2003 and 2002, respectively. Ceded premiums paid to TIC were insignificant for these same periods.

     During 2004, The Travelers Life and Annuity Reinsurance Company (TLARC) was formed as a pure captive insurer in order to permit the Company to cede 100% of its statutory-based risk associated with the death benefit guarantee rider on certain universal life contracts. The reinsurance transaction related to statutory-only reserves, and had no impact on GAAP premiums and benefits. TLARC is a direct subsidiary of CIHC, TIC's parent. See Note 11.

     Prior to April 1, 2001, the Company also reinsured substantially all of the GMDB on its variable annuity product. Total variable annuity account balances with GMDB were $11.1 billion, including $4.8 billion or 43% which was reinsured, and $9.9 billion, of which $5.4 billion or 55% is reinsured at December 31, 2004 and 2003, respectively. GMDB is payable upon the death of a contractholder. When the benefit payable is greater than the account value of the variable annuity, the difference is called the net amount at risk (NAR). NAR was $595 million and $887 million at December 31, 2004 and 2003, respectively. NAR included $536 million, or 90%, and $816 million, or 92%, which was reinsured at December 31, 2004 and 2003, respectively.

4.   INTANGIBLE ASSETS

     The Company has two intangible, amortizable assets, DAC and the value of insurance in force.

     DAC

                                     Traditional   Deferred
($ in millions)                          Life       Annuity    UL     Total
---------------                      -----------   --------   ----   ------
Balance January 1, 2003                  $ 55        $ 632    $377   $1,064

Commissions and expenses deferred          14          172     165      351
Amortization expense                      (10)        (107)    (19)    (136)
                                         ----        -----    ----   ------
Balance December 31, 2003                  59          697     523    1,279

Commissions and expenses deferred          11          182     276      469
Amortization expense                      (10)        (147)    (43)    (200)
Underlying lapse and interest rate
   assumptions                             --           (2)     --       (2)
Pattern of estimated gross profit
   adjustment                              --           --     (24)     (24)
                                         ----        -----    ----   ------
Balance December 31, 2004                $ 60        $ 730    $732   $1,522
                                         ----        -----    ----   ------

     VALUE OF INSURANCE IN FORCE

     The value of insurance in force totaled $10.8 million and $11.7 million at December 31, 2004 and 2003, respectively, and was reported in other assets. Amortization expense of value of insurance in force was insignificant for 2004, 2003 and 2002.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

5.   DEPOSIT FUNDS AND RESERVES

     At December 31, 2004 and 2003, the Company had $6.3 billion and $5.6 billion of life and annuity deposit funds and reserves, respectively, as follows.

                                           DECEMBER 31,   DECEMBER 31,
($ in millions)                                2004           2003
---------------                            ------------   ------------
Subject to discretionary withdrawal:
   With fair value adjustments                $2,594         $2,552
   Subject to surrender charges                1,672          1,318
   Surrenderable without charge                  289             99
                                              ------         ------
   Total                                      $4,555         $3,969

Not subject to discretionary withdrawal:      $1,744         $1,637
                                              ------         ------
   Total                                      $6,299         $5,606
                                              ======         ======

     Average surrender charges included in the subject to surrender charge category above were 4.7% in both 2004 and 2003. In addition, during the payout phase, these funds are credited at significantly reduced interest rates.

6.   FEDERAL INCOME TAXES

     EFFECTIVE TAX RATE ($ in millions)

FOR THE YEAR ENDED DECEMBER 31,       2004   2003   2002
-------------------------------       ----   ----   ----
Income before federal income taxes    $207   $154   $159
Statutory tax rate                      35%    35%    35%
                                      ----   ----   ----
Expected federal income taxes           72     54     56
Tax effect of:
Non-taxable investment income          (15)   (11)    --
Tax reserve release                     (8)    (8)    --
                                      ----   ----   ----
Federal income taxes                  $ 49   $ 35   $ 56
                                      ====   ====   ====
Effective tax rate                      24%    22%    35%
                                      ----   ----   ----

COMPOSITION OF FEDERAL INCOME TAXES

Current:
United States                         $ 96   $ 73   $(31)
Foreign                                 --      1     --
                                      ----   ----   ----
Total                                   96     74    (31)
                                      ----   ----   ----
Deferred:
United States                          (47)   (39)    87
Foreign                                 --     --     --
                                      ----   ----   ----
Total                                  (47)   (39)    87
                                      ----   ----   ----
Federal income taxes                  $ 49   $ 35   $ 56
                                      ====   ====   ====

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     The net deferred tax liabilities at December 31, 2004 and 2003 were comprised of the tax effects of temporary differences related to the following assets and liabilities:

($ in millions)                                               2004    2003
---------------                                              -----   -----
Deferred Tax Assets:
Benefit, reinsurance and other reserves                      $ 372   $ 251
Other                                                            7       6
                                                             -----   -----
Total                                                          379     257
                                                             -----   -----
Deferred Tax Liabilities:
Investments, net                                              (131)   (117)
Deferred acquisition costs and value of insurance in force    (426)   (364)
Other                                                           (2)     (1)
                                                             -----   -----
Total                                                         (559)   (482)
                                                             -----   -----
Net Deferred Tax Liability                                   $(180)  $(225)
                                                             -----   -----

     TIC and its subsidiaries, including the Company, file a consolidated federal income tax return with Citigroup. Federal income taxes are allocated to each member of the consolidated group, according to a Tax Sharing Agreement (the Agreement), on a separate return basis adjusted for credits and other amounts required by the Agreement. The Company had a $265.3 million payable to TIC at December 31, 2004 and a $9.1 million recoverable from TIC at December 31, 2003 pursuant to the Agreement.

     At December 31, 2004 and 2003, the Company had no ordinary or capital loss carryforwards.

     The policyholders' surplus account, which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account is approximately $2.1 million. At current rates the maximum amount of such tax would be approximately $700 thousand. Income taxes are not provided for on this amount because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. The 2004 Tax Act provides that this account can be reduced directly by distributions made by the life insurance subsidiaries in 2005 and 2006. The Company intends to make sufficient distributions to eliminate this account within the timeframe permitted under the Act.

7.   SHAREHOLDER'S EQUITY

     SHAREHOLDER'S EQUITY AND DIVIDEND AVAILABILITY

     The Company's statutory net income (loss) was $(211) million, $37 million and $(134) million for the years ended December 31, 2004, 2003 and 2002, respectively. Statutory capital and surplus was $942 million and $494 million at December 31, 2004 and 2003, respectively.

     The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. In accordance with Connecticut statutes, the Company may not pay dividends during 2005 without prior approval of the State of Connecticut Insurance Department.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES, NET OF TAX

     Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

                                                                    NET                          ACCUMULATED
                                                                 UNREALIZED      DERIVATIVE     OTHER CHANGES
                                                                GAIN/LOSS ON   INSTRUMENTS &   IN EQUITY FROM
                                                                 INVESTMENT       HEDGING         NONOWNER
($ In millions)                                                  SECURITIES      ACTIVITIES        SOURCES
---------------                                                 ------------   -------------   --------------
BALANCE, JANUARY 1, 2002                                            $ 13            $ 3             $ 16
                                                                    ----            ---             ----
Unrealized gains on investment securities, net of tax of $35          64             --               64
Add: Reclassification adjustment for losses included in net
   income, net of tax of $4                                            8             --                8
Add: Derivative instrument hedging activity gains, net of
   tax of $3                                                          --              7                7
                                                                    ----            ---             ----
PERIOD CHANGE                                                         72              7               79
                                                                    ----            ---             ----
BALANCE DECEMBER 31, 2002                                             85             10               95
                                                                    ----            ---             ----
Unrealized gains on investment securities,
   net of tax of $61                                                 114             --              114
Add: Reclassification adjustment for losses included in net
   income, net of tax of $5                                            9             --                9
Less: Derivative instrument hedging activity loss, net of tax
   benefits of $(1)                                                   --             (3)              (3)
                                                                    ----            ---             ----
PERIOD CHANGE                                                        123             (3)             120
                                                                    ----            ---             ----

BALANCE, DECEMBER 31, 2003                                           208              7              215

Unrealized gains on investment securities,
   net of tax of $3                                                    5             --                5
Add: Reclassification adjustment for losses
   included in net income, net of tax of $2                            4             --                4
Less: Derivative instrument hedging activity loss, net of tax
   benefits of $(3)                                                   --             (5)              (5)
                                                                    ----            ---             ----
PERIOD CHANGE                                                          9             (5)               4
                                                                    ----            ---             ----
DECEMBER 31, 2004                                                   $217            $ 2             $219
                                                                    ----            ---             ----

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

8.   BENEFIT PLANS

     PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company participates in a qualified, noncontributory defined benefit pension plan, a non-qualified pension plan and other postretirement benefits to retired employees through plans sponsored by Citigroup. The Company's share of net expense for these plans was not significant for 2004, 2003 and 2002.

     401(K) SAVINGS PLAN

     Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. The Company's expenses in connection with the 401(k) savings plan were not significant in 2004, 2003 and 2002. See Note 11.

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

     The Company enters into interest rate swaps in connection with other financial instruments to provide greater risk diversification and better match the cash flows from assets and related liabilities. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date.

     Forward contracts are used on an ongoing basis to hedge the Company's exposure to foreign currency exchange rates that result from the net investment in the Company's direct foreign currency investments. To hedge against adverse changes in exchange rates, the Company enters into contracts to exchange

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

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

     The Company monitors creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance-sheet financial instruments. The controls include credit approvals, limits and other monitoring procedures. Additionally, the Company enters into collateral agreements with its derivative counterparties. As of December 31, 2004 and 2003 the Company held collateral under these contracts amounting to approximately $101.5 million and $69.7 million, respectively.

     The table below provides a summary of the notional and fair value of derivatives by type:

                                            DECEMBER 31, 2004                 DECEMBER 31, 2003
                                     -------------------------------   -------------------------------
                                                     Fair Value                        Fair Value
                                     Notional   --------------------   Notional   --------------------
($ in millions)                       Amount    Assets   Liabilities    Amount    Assets   Liabilities
---------------                      --------   ------   -----------   --------   ------   -----------
Derivative Type
Interest rate, equity and currency
   swaps                             $  228.5   $  4.1      $12.5       $331.8    $ 12.2       $8.5
Financial futures                       216.9       --         --         92.2        --         --
Interest rate and equity options      1,031.6    135.4         --        491.0     115.1         --
Currency forwards                         3.1       --         --          1.4        --         --
Credit derivatives                        8.6      0.2        0.1          8.6       0.2        0.1
                                     --------   ------      -----       ------    ------       ----
   TOTAL                             $1,488.7   $139.7      $12.6       $925.0    $127.5       $8.6
                                     ========   ======      =====       ======    ======       ====

     The following table summarizes certain information related to the Company's hedging activities for the years ended December 31, 2004 and 2003:

                                       Year Ended          Year Ended
($ in millions)                    December 31, 2004   December 31, 2003
---------------                    -----------------   -----------------
Hedge ineffectiveness recognized
   related to fair value hedges          $(3.8)              $(3.3)
Hedge ineffectiveness recognized
   related to cash flow hedges             (.1)                (.3)
Net gain or loss from economic
   hedges in earnings                      (.6)                8.1

     Cash flow transaction amounts expected to be reclassified from accumulated other changes in equity from nonowner sources into pre-tax earnings within twelve months from December 31, 2004 is not significant.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships and joint ventures. All of these commitments are to unaffiliated entities. The notional values of loan commitments at December 31, 2004 and 2003 were $34.4 million and $7.6 million, respectively. The notional values of other unfunded commitments were $19.9 million and $31.0 million at December 31, 2004 and 2003, respectively.

     FAIR VALUE OF CERTAIN FINANCIAL INSTRUMENTS

     The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," and therefore are not included in the amounts discussed.

     At December 31, 2004, investments in fixed maturities had a carrying value and a fair value of $6.3 billion compared with a carrying value and a fair value of $5.4 billion at December 31, 2003. See Notes 1 and 2.

     At December 31, 2004, mortgage loans had a carrying value of $212.1 million and a fair value of $220.8 million and at December 31, 2003 had a carrying value of $135.4 million and a fair value of $147.6 million. In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

     The carrying values of short-term securities were $420.0 million and $195.3 million in 2004 and 2003, respectively, which approximated their fair values. Policy loans, which are included in other invested assets, had carrying values of $31.9 million and $26.8 million in 2004 and 2003, respectively, which also approximated their fair values. The Company had interest rate and equity options with fair values of $135.4 million and $115.1 million, at December 31, 2004 and 2003, respectively, also included in other invested assets.

     The carrying values of $208.7 million and $260.6 million of financial instruments classified as other assets approximated their fair values at December 31, 2004 and 2003, respectively. The carrying values of $425.9 million and $439.2 million of financial instruments classified as other liabilities also approximated their fair values at December 31, 2004 and 2003, respectively. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

     At December 31, 2004 and 2003, contractholder funds with defined maturities had a carrying value of $2.8 billion and a fair value of $3.0 billion. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $610.6 million and a fair value of $543.2 million at December 31, 2004, compared with a carrying value of $677.7 million and a fair value of $527.3 million at December 31, 2003. These contracts generally are valued at surrender value.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

10.  COMMITMENTS AND CONTINGENCIES

     LITIGATION

     In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against the Company, its parent corporation, certain of the Company's affiliates (collectively TLA), and the Company's former affiliate, Travelers Property Casualty Corporation. The amended complaint alleges Travelers Property Casualty Corporation purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, including an affiliate of the Company, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and following an appeal by plaintiff in September 2002 the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's claims. On May 26, 2004, the Connecticut Superior Court certified a nation wide class action. The class action claims against TLA are violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the Defendants, including TLA, appealed the Connecticut Superior Court's May 26, 2004 class certification order.

     In 2003 and 2004, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in our industry, the Company has received a request for information from the Securities and Exchange Commission (SEC) and a subpoena from the New York Attorney General regarding market timing and late trading. During 2004 the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing, and the SEC, the National Association of Securities Dealers and the New York Insurance Department have made inquiries into these issues and other matters associated with the sale and distribution of insurance products. In addition, like many insurance companies and agencies, in 2004 and 2005 the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is cooperating fully with all of these requests and is not able to predict their outcomes.

     In addition, the Company is a defendant or co-defendant in various other litigation matters in the normal course of business. These include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company, a broker and dealer in securities or otherwise.

     In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the Company's financial condition or liquidity, but, if involving monetary liability, may be material to the Company's operating results for any particular period.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

11.  RELATED PARTY TRANSACTIONS

     TIC handles banking functions, including payment of expenses for the Company and some of its non-insurance affiliates. In addition, Citigroup and certain of its subsidiaries provide investment management and accounting services, payroll, internal auditing, benefit management and administration, property management and investment technology services to the Company as of December 31, 2004 and 2003. Charges for these services are shared by the Company and TIC on cost allocation methods, based generally on estimated usage by department and were insignificant for the Company in 2004, 2003 and 2002.

     TIC maintains a short-term investment pool in which the Company participates. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 2004 and 2003, the pool totaled approximately $4.1 billion and $3.8 billion, respectively. The Company's share of the pool amounted to $384.2 million and $124.6 million at December 31, 2004 and 2003, respectively, and is included in short-term securities in the balance sheet.

     At December 31, 2004 and 2003, the Company had investments in Tribeca Citigroup Investments Ltd., an affiliate of the Company, in the amounts of $13.8 million and $25.5 million, respectively. Income of $1.3 million, $6.6 million and $1.9 million was earned on these investments in 2004, 2003 and 2002, respectively.

     At December 31, 2004 and 2003 the Company had outstanding loaned securities to an affiliate, Citigroup Global Markets Inc., (CGMI) in the amount of $38.1 million and $7.1 million, respectively.

     The Company has other affiliated investments. The individual investment with any one affiliate was insignificant at December 31, 2004 and 2003.

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

     The Company distributes fixed and variable annuity products through its affiliate Smith Barney (SB), a division of CGMI. Premiums and deposits related to these products were $506 million, $707 million and $821 million in 2004, 2003 and 2002, respectively. The Company also markets term and universal life products through SB. Premiums related to such products were $107.7 million, $87.5 million and $87.2 million in 2004, 2003 and 2002, respectively. Commissions and fees paid to SB were $50.2 million, $56.7 million and $57.5 million in 2004, 2003 and 2002, respectively.

     The Company also distributes deferred annuity products through its affiliates Primerica Financial Services, Inc. (PFS), CitiStreet Retirement Services, a division of CitiStreet LLC, (together with its subsidiaries, CitiStreet) and Citibank, N.A. (Citibank). Deposits received from PFS were $636 million, $628 million and $662 million in 2004, 2003 and 2002, respectively. Commissions and fees paid to PFS were $47.9 million, $52.4 million and $47.1 million in 2004, 2003 and 2002, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     Deposits received from CitiStreet were $116 million, $82 million and $184 million in 2004, 2003 and 2002, respectively. Related commissions and fees paid to CitiStreet were $3.1 million, $2.3 million and $2.6 million in 2004, 2003 and 2002, respectively.

     Deposits received from Citibank were $112 million, $162 million and $117 million in 2004, 2003 and 2002, respectively. Commissions and fees paid to Citibank were $13.0 million, $12.4 million and $7.2 million in 2004, 2003 and 2002, respectively.

     The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and other employees. To further encourage employee stock ownership, Citigroup introduced the WealthBuilder stock option program during 1997 and the Citigroup Ownership Program in 2001. Under these programs, all employees meeting established requirements have been granted Citigroup stock options. During 2001, Citigroup introduced the Citigroup 2001 Stock Purchase Program for new employees, which allowed eligible employees of Citigroup, including the Company's employees, to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. During 2003 Citigroup introduced the Citigroup 2003 Stock Purchase Program, which allowed eligible employees of Citigroup, including the Company's employees, to enter into fixed subscription agreements to purchase shares at the lesser of the market value on the first date of the offering period or the market value at the close of the offering period. Enrolled employees are permitted to make one purchase prior to the expiration date. The Company's charge to income for these plans was insignificant in 2004, 2003 and 2002.

     Most leasing functions for TIC and the Company are administered by a Citigroup subsidiary. Rent expense related to leases is shared by the companies on a cost allocation method based generally on estimated usage by department. The Company's rent expense was insignificant in 2004, 2003 and 2002.

     During 2004 TLARC was established as a pure captive to reinsure 100% of the statutory-based risk associated with universal life contracts. Statutory premiums paid by the Company to TLARC totaled $927 million in 2004. Ceding commissions and experience refunds paid by TLARC to the Company totaled $913 million in 2004. The net amount paid was $14 million and was reported as a reduction of other income. See Note 3.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

12.  RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

     The following table reconciles net income to net cash used in operating activities:

FOR THE YEAR ENDED DECEMBER 31,
($ in millions)                                        2004    2003    2002
-------------------------------                       -----   -----   -----
Net Income                                            $ 158   $ 119   $ 103
Adjustments to reconcile net income to cash used in
   operating activities:
Realized (gains) losses                                 (17)      7      31
Deferred federal income taxes                           (47)    (39)     87
Amortization of deferred policy acquisition costs       226     136      67
Additions to deferred policy acquisition costs         (469)   (351)   (317)
Investment income accrued                                (7)    (37)    (35)
Insurance reserves                                      (49)    (16)     (9)
Other                                                   314     (44)     72
                                                      -----   -----   -----
Net cash used in operations                           $ 109   $(225)  $  (1)
                                                      -----   -----   -----

13.  NON-CASH INVESTING AND FINANCING ACTIVITIES

     There were no significant non-cash activities for the years end December 31, 2004, 2003 and 2002.

14.  SUBSEQUENT EVENT

     On January 31, 2005, Citigroup announced that it had agreed to sell TIC, the Company and certain other domestic and international insurance businesses (the Life Insurance and Annuity Businesses) to MetLife, Inc. (MetLife) pursuant to an Acquisition Agreement (the Agreement). The transaction is subject to certain regulatory approvals, as well as other customary conditions to closing. Citigroup currently anticipates that the intended sale would be completed this summer.

     TIC's Primerica segment and certain other assets will remain with Citigroup. Accordingly, prior to the closing, TIC will distribute to its parent company, by way of dividend, Primerica Life Insurance Company and certain other assets.

     Subject to closing adjustments described in the Agreement, the contemplated sale price would be $11.5 billion.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a description of the fees earned by KPMG for services rendered to the Company for the years ended December 31, 2004 and 2003.

AUDIT FEES: Audit fees include fees paid by the Company to KPMG in connection with the annual audit of the Company's financial statements, KPMG's audits of subsidiary financial statements and KPMG's review of the Company's interim financial statements. Audit fees also include fees for services performed by KPMG that are closely related to the audit and in many cases could only be provided by the Company's independent registered public accounting firm. Such services include comfort letters and consents related to SEC registration statements and other capital raising activities and certain reports relating to the Company's regulatory filings, reports on internal control reviews required by regulators, due diligence on completed acquisitions and accounting advice on completed transactions. The aggregate fees earned by KPMG for audit services rendered to the Company totaled $345 thousand and $70 thousand in each of the years ended December 31, 2004 and 2003, respectively.

AUDIT RELATED FEES: Audit related services include due diligence services related to contemplated mergers and acquisitions, accounting consultations, internal control reviews not required by regulators, securitization related services, employee benefit plan audits and certain attestation services as well as certain agreed upon procedures. The aggregate fees earned by KPMG for audit related services rendered to the Company were $4 thousand for the year ended December 31, 2004 and $3 thousand for the year ended December 31, 2003.

TAX FEES: Tax fees include corporate tax compliance, counsel and advisory services as well as expatriate tax services. The Company did not incur any charges from KPMG for tax related services rendered to the Company for the years ended December 31, 2004 and 2003.

ALL OTHER FEES: The Company did not incur any charges from KPMG for other services rendered to the Company for matters such as general consulting for the years ended December 31, 2004 and 2003.

The Company did not engage KPMG for any additional non-audit services other than those permitted under its policy, unless such services were individually approved by the Citigroup audit and risk management committee.

Approval of Independent Registered Public Accounting Firm Services and Fees:

Citigroup's audit and risk management committee has reviewed and approved all fees charged by Citigroup's independent registered public accounting firm, and actively monitored the relationship between audit and non-audit services provided. The audit and risk management committee has concluded that the provision of services by KPMG was consistent with the maintenance of the external auditors' independence in the conduct of its auditing functions. Effective January 1, 2003, Citigroup adopted a policy that it and its subsidiaries would no longer engage its primary independent registered public accounting firm for non-audit services other than "audit related services," as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chair of the audit and risk management committee and presented to the full committee at its next regular meeting. The policy also includes limitations on the hiring of KPMG partners and other professionals to ensure that the Company satisfies the SEC's auditor independence rules.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

During 2004, the following changes were made in Citigroup's policy for approval of audit fees and services. Pre-approval of the audit and risk management committee is required for all internal control engagements and, effective December 31, 2004, Citigroup further restricted the scope of tax services that may be provided by KPMG and determined that it will no longer use KPMG for tax advisory services, including consulting and tax planning, except as related to tax compliance services.

Under the Citigroup policy approved by the audit and risk management committee, the committee must pre-approve all services provided by Citigroup's independent registered public accounting firm and fees charged. The committee will consider annually the provision of audit services and, if appropriate, pre-approve certain defined audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service. The audit and risk management committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chair of the audit and risk management committee for approval and to the full audit and risk management committee at its next regular meeting. The policy includes limitations on hiring of partners or other professional employees of KPMG that require adjustments to KPMG's audit approach if there is any apparent conflict, and at all times we are mindful of the independence requirements of the SEC in considering employment of these individuals.

Administration of the policy is centralized within, and monitored by, Citigroup senior corporate financial management, which reports throughout the year to the audit and risk management committee.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  Documents filed:

     (1)  Financial Statements. See index on page 15 of this report.

     (2)  Financial Statement Schedules. See index on page 57 of this report.

     (3)  Exhibits. See Exhibit Index on the following page.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

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

   32.01+ Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
+    Filed herewith

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2005.

THE TRAVELERS LIFE AND ANNUITY COMPANY
             (Registrant)


By: /s/ Glenn D. Lammey
    ------------------------------------
    Glenn D. Lammey
    Senior Executive Vice President,
    Chief Financial Officer and Chief
    Accounting Officer
    (Principal Financial Officer and
    Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2005.

SIGNATURE                               CAPACITY
---------                               --------


/s/ George C. Kokulis                   Director, Chief Executive Officer
-------------------------------------   (Principal Executive Officer)
(George C. Kokulis)


/s/ Glenn D. Lammey                     Director, Chief Financial Officer and
-------------------------------------   Chief Accounting Officer
(Glenn D. Lammey)                       (Principal Financial Officer and
                                        Principal Accounting Officer)


/s/ Kathleen L. Preston                 Director
-----------------------
(Kathleen L. Preston)


/s/ Marla Berman Lewitus                Director
--------------------------
(Marla Berman Lewitus)


/s/ Edward W. Cassidy                   Director
---------------------
(Edward W. Cassidy)


/s/ William P. Krivoshik                Director
------------------------
(William P. Krivoshik)

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            ----
The Travelers Life and Annuity Company
   Report of Independent Registered Public Accounting Firm                    *
   Statements of Income                                                       *
   Balance Sheets                                                             *
   Statements of Changes in Shareholder's Equity                              *
   Statements of Cash Flows                                                   *
   Notes to Financial Statements                                              *

Report of Independent Registered Public Accounting Firm                      58

Schedule I - Summary of Investments - Other than Investments in Related
Parties 2004                                                                 59

Schedule III - Supplementary Insurance Information 2002-2004                 60

Schedule IV - Reinsurance 2002-2004                                          61

All other schedules are inapplicable for this filing.

*    See index on page 15.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder
The Travelers Life and Annuity Company:

Under date of March 28, 2005, we reported on the balance sheets of The Travelers Life and Annuity Company as of December 31, 2004 and 2003, and the related statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its methods of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004 and for goodwill and intangible assets in 2002.

/s/ KPMG LLP

Hartford, Connecticut
March 28, 2005

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2004
                                 ($ in millions)

                                                                              AMOUNT SHOWN IN
TYPE OF INVESTMENT                                          COST     VALUE   BALANCE SHEET (1)
------------------                                         ------   ------   -----------------
Fixed Maturities:
   Bonds:
      U.S. Government and government agencies and
         authorities                                       $  719   $  741         $  741
      States, municipalities and political subdivisions        57       65             65
      Foreign governments                                      63       69             69
      Public utilities                                        354      382            382
      Convertible bonds and bonds with warrants attached       25       28             28
      All other corporate bonds                             4,707    4,970          4,970
                                                           ------   ------         ------
         Total Bonds                                        5,925    6,255          6,255
   Redeemable Preferred Stocks                                  4        6              6
                                                           ------   ------         ------
      Total Fixed Maturities                                5,929    6,261          6,261
                                                           ------   ------         ------

Equity Securities:
   Common Stocks:
      Industrial, miscellaneous and all other                  12       15             15
                                                           ------   ------         ------
         Total Common Stocks                                   12       15             15
   Non-Redeemable Preferred Stocks                              4        4              4
                                                           ------   ------         ------
      Total Equity Securities                                  16       19             19
                                                           ------   ------         ------

Mortgage Loans                                                212                     212
Policy Loans (4)                                               32                      32
Short-Term Securities                                         420                     420
Other Investments (2) (3)                                     312                     312
                                                           ------                  ------
      Total Investments                                    $6,921                  $7,256
                                                           ======                  ======

(1) Determined in accordance with methods described in Notes 1 and 2 of Notes to Financial Statements.

(2) Excludes cost and carrying value of investments in related parties of $72 million and $73 million, respectively.

(3) Includes derivatives marked to market and recorded at fair value in the balance sheet.

(4)  Included in other invested assets on balance sheet.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                    2002-2004
                                 ($ in millions)

                           FUTURE POLICY                            BENEFITS,
                         BENEFITS, LOSSES,               NET     CLAIMS, LOSSES                              OTHER
       DEFERRED POLICY    CLAIMS AND LOSS   PREMIUM  INVESTMENT  AND SETTLEMENT  AMORTIZATION OF DEFERRED  OPERATING  PREMIUMS
      ACQUISITION COSTS     EXPENSES (1)    REVENUE    INCOME     EXPENSES (2)   POLICY ACQUISITION COSTS   EXPENSES   WRITTEN
      -----------------  -----------------  -------  ----------  --------------  ------------------------  ---------  --------
2004        $1,522             $6,306         $40       $389          $326                 $226               $63        $40
2003        $1,279             $5,610         $41       $356          $307                 $136               $49        $41
2002        $1,064             $5,032         $43       $312          $275                 $ 67               $32        $43

(1)  Includes contractholder funds.

(2)  Includes interest credited on contractholder funds.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SCHEDULE IV
                                   REINSURANCE
                                 ($ in millions)

                                                                           PERCENTAGE
                                     CEDED TO     ASSUMED                   OF AMOUNT
                           GROSS      OTHER      FROM OTHER                ASSUMED TO
                           AMOUNT   COMPANIES    COMPANIES    NET AMOUNT       NET
                          -------   ---------   -----------   ----------   ----------
2004

Life Insurance In Force   $54,886    $44,286        $--         $10,600       --%
Premiums:
   Annuity                $     6    $    --        $--         $     6
   Individual life             68         34         --              34
                          -------    -------        ---         -------
      Total Premiums      $    74    $    34        $--         $    40       --%
                          =======    =======        ===         =======

2003

Life Insurance In Force   $43,671    $34,973        $--         $ 8,698       --%
Premiums:
   Annuity                $     4    $    --        $--         $     4
   Individual Life             62         25         --              37
                          -------    -------        ---         -------
      Total Premiums      $    66    $    25        $--         $    41       --%
                          =======    =======        ===         =======

2002

Life Insurance In Force   $35,807    $29,261        $--         $ 6,546       --%
Premiums:
   Annuity                $     5    $    --        $--         $     5
   Individual life             53         15         --              38
                          -------    -------        ---         -------
      Total Premiums      $    58    $    15        $--         $    43       --%
                          =======    =======        ===         =======