Form 10-Q
period 2005-03-31
TRAVELERS LIFE & ANNUITY CO
filed 2005-05-13
CIK 929498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM_____________ TO ___________

                     --------------------------------------
                         COMMISSION FILE NUMBER 33-58677
                     --------------------------------------

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                      Page
                                                                    ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Statements of Income for the three
months ended March 31, 2005 and 2004 (unaudited).................    3

Condensed Balance Sheets as of March 31, 2005 (unaudited) and
December 31, 2004................................................    4

Condensed Statements of Changes in Shareholder's Equity
for the three months ended March 31, 2005 and 2004 (unaudited)...    5

Condensed Statements of Cash Flows for the
three months ended March 31, 2005 and 2004 (unaudited)...........    6

Notes to Condensed Financial Statements (unaudited)..............    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................   14

ITEM 4.  CONTROLS AND PROCEDURES.................................   17

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS................................................   18

Signatures.......................................................   19

Exhibit 31.01....................................................   20

Exhibit 31.02....................................................   21

Exhibit 32.01....................................................   22

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                              2005      2004
                                            -------   --------
REVENUES
Premiums                                     $  10     $  10
Net investment income                          105        88
Net realized investment gains (losses)           2       (11)
Fee income                                     107        75
Other revenues                                   4         6
                                             -----     -----
     Total Revenues                            228       168
                                             -----     -----
BENEFITS AND EXPENSES
Current and future insurance benefits           24        24
Interest credited to contractholders            62        57
Amortization of deferred acquisition costs      61        43
General and administrative expenses             17        15
                                             -----     -----
      Total Benefits and Expenses              164       139
                                             -----     -----
Income before federal income taxes              64        29
Federal income taxes                            20         1
                                             -----     -----
      Net Income                             $  44     $  28
                                             =====     =====

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                            CONDENSED BALANCE SHEETS
                                 ($ in millions)

                                                            MARCH 31, 2005
                                                              (UNAUDITED)    DECEMBER 31, 2004
                                                            --------------   -----------------
ASSETS

Investments (including $187 and $133 subject to
   securities lending agreements)                                $ 7,326         $ 7,329
Separate and variable accounts                                    11,419          11,631
Deferred acquisition costs                                         1,574           1,522
Premiums and fees receivable                                          73              75
Other assets                                                         218             268
                                                                 -------         -------
     Total Assets                                                $20,611         $20,825
                                                                 -------         -------
LIABILITIES

Future policy benefits and claims                                $ 1,075         $ 1,079
Contractholder funds                                               5,332           5,227
Separate and variable accounts                                    11,419          11,631
Deferred federal income taxes                                        146             180
Other liabilities                                                    727             747
                                                                 -------         -------
     Total Liabilities                                            18,699          18,864
                                                                 -------         -------
SHAREHOLDER'S EQUITY

Common stock, par value $100; 100,000 shares authorized,
     30,000 issued and outstanding                                     3               3
Additional paid-in capital                                           817             817
Retained earnings                                                    966             922
Accumulated other changes in equity from nonowner sources            126             219
                                                                 -------         -------
     Total Shareholder's Equity                                    1,912           1,961
                                                                 -------         -------

     Total Liabilities and Shareholder's Equity                  $20,611         $20,825
                                                                 =======         =======

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            -------------------
                                                              2005        2004
                                                            --------    -------
COMMON STOCK
Balance, beginning of period                                $     3     $     3
Changes in common stock                                           -           -
                                                            -------     -------
Balance, end of period                                      $     3     $     3
                                                            =======     =======
ADDITIONAL PAID-IN CAPITAL

Balance, beginning of period                                $   817     $   417
Changes in additional paid-in capital                             -           -
                                                            -------     -------
Balance, end of period                                      $   817     $   417
                                                            =======     =======
RETAINED EARNINGS

Balance, beginning of period                                $   922     $   764
Net income                                                       44          28
                                                            -------     -------
Balance, end of period                                      $   966     $   792
                                                            =======     =======
ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES

Balance, beginning of period                                $   219     $   215
Unrealized gains (losses), net of tax                           (92)         71
Derivative instrument hedging activity losses, net of tax        (1)          -
                                                            -------     -------
Balance, end of period                                      $   126     $   286
                                                            =======     =======
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES

Net income                                                  $    44     $    28
Other changes in equity from nonowner sources                   (93)         71
                                                            -------     -------
Total changes in equity from nonowner sources               $   (49)    $    99
                                                            =======     =======
TOTAL SHAREHOLDER'S EQUITY

Balance, beginning of period                                $ 1,961     $ 1,399
Changes in nonowner sources                                     (49)         99
                                                            -------     -------
Balance, end of period                                      $ 1,912     $ 1,498
                                                            =======     =======

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              2005      2004
                                                            --------  --------
NET CASH USED IN OPERATING ACTIVITIES                        $ (13)    $ (61)
                                                             -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                      138       119
         Equity Securities                                       -         3
         Mortgage loans                                          5         3
     Proceeds from sales of investments
         Fixed maturities                                      109       107
         Equity securities                                       2         3
         Real Estate                                             -         2

     Purchases of investments
         Fixed maturities                                     (309)     (364)
         Equity securities                                      (1)       (3)
         Mortgage loans                                        (22)      (15)
     Policy loans, net                                          (1)       (1)
     Short-term securities purchases, net                      (43)     (136)
     Other investment (purchases) sales, net                   (18)       12
     Securities transactions in course of settlement, net       48       137
                                                             -----     -----
     Net cash used in investing activities                     (91)     (133)
                                                             -----     -----

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                              269       253
     Contractholder fund withdrawals and maturities           (164)      (52)
                                                             -----     -----
     Net cash provided by financing activities                 105       201
                                                             -----     -----

Net increase in cash                                             1         7

Cash at beginning of period                                      1         1
                                                             -----     -----
Cash at end of period                                        $   2     $   8
                                                             -----     -----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                       $(268)    $ (13)
                                                             =====     =====

                  See Notes to Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The Travelers Life and Annuity Company (the Company) is a wholly owned subsidiary of The Travelers Insurance Company (TIC), a wholly owned subsidiary of Citigroup Insurance Holding Corporation (CIHC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The condensed financial statements and accompanying condensed footnotes of the Company are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.

      On January 31, 2005, Citigroup announced its intention to sell its Life Insurance and Annuities business, which includes TIC, the Company and certain other businesses, to MetLife, Inc. (MetLife).

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

      In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of results for the periods reported. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The condensed balance sheet as of December 31, 2004 was derived from the audited balance sheet included in the Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

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

      The Company's UL and VUL products were reviewed to determine if an additional reserve is required under SOP 03-1. The Company determined that SOP 03-1 applied to some of its UL and VUL contracts with these features and established an additional reserve of less than $1 million. The Company evaluates new issues of variable products to determine that mortality risk on GMDB features is insignificant.

      Sales Inducements to Contract Holders. SOP 03-1 provides that, prospectively, sales inducements provided to contract holders meeting certain criteria are capitalized and amortized over the expected life of the contract as a component of benefit expense. The Company capitalized sales inducements of $6 million and $5 million in the first quarter of 2005 and 2004, respectively, in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the three months ended March 31, 2005 and 2004, amortization of these capitalized amounts was insignificant.

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      On January 1, 2004, the Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. FIN 46 and FIN 46-R change the method of determining whether certain entities should be included in the Company's financial statements. The effect of adopting FIN 46-R on the Company's balance sheet was immaterial.

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

      For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities, and noncontrolling interests of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
      practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. The Company elected to implement the provisions of FIN 46 in the 2003 third quarter. The implementation of FIN 46 encompassed a review of numerous entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. Based upon the implementation guidance, the Company is not considered a primary beneficiary of any VIEs, thus no consolidations were required due to the implementation of FIN 46 on July 1, 2003. The Company does, however, hold a significant interest in other VIEs, none of which were material to the Company's financial statements.

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

      The FASB will be issuing proposed implementation guidance related to this topic. Once issued, the Company will evaluate the impact of adopting EITF 03-1. The disclosures required by EITF 03-1 are included in Note 3.

      STOCK-BASED COMPENSATION

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments' fair value. SFAS 123-R is effective for interim and annual reporting periods beginning after June 15, 2005. The Company will adopt SFAS 123-R on January 1, 2006 by using a modified prospective approach. For unvested stock-based awards granted before January 1, 2003 (APB 25 awards), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 awards is expected to be immaterial. The Company continues to evaluate other aspects of adotping SFAS 123-R.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

3.    INVESTMENTS

      FIXED MATURITIES

      The amortized cost and fair value of investments in fixed maturities were as follows:

                                                                                        GROSS       GROSS
                           MARCH 31, 2005                                             UNREALIZED  UNREALIZED
                           ($ in millions)                            AMORTIZED COST    GAINS       LOSSES    FAIR VALUE
-------------------------------------------------------------------   --------------  ----------  ----------  ----------
AVAILABLE FOR SALE:
   Mortgage-backed securities - CMOs and pass-through securities          $  965         $   14      $    6      $  973
   U.S. Treasury securities and obligations of U.S. Government
   and government agencies and authorities                                   122              8           -         130
   Obligations of states, municipalities and political subdivisions           58              9           -          67
   Debt securities issued by foreign governments                              59              4           -          63
   All other corporate bonds                                               3,682            152          25       3,809
   Other debt securities                                                   1,103             48           7       1,144
   Redeemable preferred stock                                                  3              2           -           5
                                                                          ------         ------      ------      ------
       Total Available For Sale                                           $5,992         $  237      $   38      $6,191
                                                                          ------         ------      ------      ------

                                                                                        GROSS       GROSS
                          DECEMBER 31, 2004                                           UNREALIZED  UNREALIZED
                          ($ in millions)                             AMORTIZED COST    GAINS       LOSSES    FAIR VALUE
-------------------------------------------------------------------   --------------  ----------  ----------  ----------
AVAILABLE FOR SALE:
   Mortgage-backed securities - CMOs and pass-through securities         $  906         $   24      $    1      $  929
   U.S. Treasury securities and obligations of U.S. Government
   and government agencies and authorities                                  154              9           -         163
   Obligations of states, municipalities and political subdivisions          57              8           -          65
   Debt securities issued by foreign governments                             63              6           -          69
   All other corporate bonds                                              3,565            219           4       3,780
   Other debt securities                                                  1,180             71           2       1,249
   Redeemable preferred stock                                                 4              2           -           6
                                                                         ------         ------      ------      ------
      Total Available For Sale                                           $5,929         $  339      $    7      $6,261
                                                                         ------         ------      ------      ------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

AGING OF GROSS UNREALIZED LOSSES ON AVAILABLE FOR SALE

The aging of gross unrealized losses on fixed maturity investments is as follows:

                                                                         TOTAL FIXED MATURITIES
                                                                          WITH UNREALIZED LOSS
                                                TOTAL FIXED MATURITIES    TOTALING 20% OR MORE
                                                ----------------------   ----------------------
                MARCH 31, 2005                  AMORTIZED   UNREALIZED   AMORTIZED  UNREALIZED
                ($ in millions)                   COST         LOSS        COST        LOSS
----------------------------------------------  ---------   ----------   ---------  -----------
Six months or less                                $1,756       $   30     $    2       $    1
Greater than six months to nine months                52            2          -            -
Greater than nine months to twelve months            111            3          -            -
Greater than twelve months                            60            3          -            -
                                                  ------       ------     ------       ------
    Total                                         $1,979       $   38     $    2       $    1
                                                  ======       ======     ======       ======

                                                                         TOTAL FIXED MATURITIES
                                                                          WITH UNREALIZED LOSS
                                                TOTAL FIXED MATURITIES    TOTALING 20% OR MORE
                                                ----------------------   ----------------------
                DECEMBER 31, 2004               AMORTIZED   UNREALIZED   AMORTIZED  UNREALIZED
                ($ in millions)                   COST         LOSS        COST        LOSS
----------------------------------------------  ---------   ----------   ---------  -----------
Six months or less                               $   505     $     3     $     -     $     -
Greater than six months to nine months               134           2           -           -
Greater than nine months to twelve months             26           1           -           -
Greater than twelve months                            40           1           -           -
                                                 -------     -------     -------     -------
    Total                                        $   705     $     7     $     -     $     -
                                                 =======     =======     =======     =======

NET REALIZED CAPITAL GAINS (LOSSES)

                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                        --------------------
           ($ in millions)                                                2005       2004
-------------------------------------                                   --------   ---------
NET REALIZED CAPITAL GAINS (LOSSES)
     BY ASSET CLASS:
     Fixed maturities                                                     $ (2)      $  -
     Equities                                                                1          -
     Derivatives:
        Guaranteed minimum withdrawal
          benefit derivatives, net                                           3         (5)
        Other derivatives                                                    -        (10)
     Other                                                                   -          4
                                                                          ----       ----
         Total                                                            $  2       $(11)
                                                                          ====       ====

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

      These transactions are recorded as secured borrowings. The mortgage-backed securities remain recorded as assets. The cash proceeds are reflected in short-term investments and a liability is established to reflect the Company's obligation to repurchase the securities at the end of the roll period. This liability is classified as other liabilities in the condensed balance sheets and fluctuates based upon the timing of the repayments. The liability balances were $24 million and $0 at March 31, 2005 and December 31, 2004, respectively.

4.    DEPOSIT FUNDS AND RESERVES

      At March 31, 2005 and December 31, 2004, the Company had $6.4 billion and $6.3 billion of life and annuity deposit funds and reserves respectively, as follows:

($ in millions)                              March 31, 2005  December 31, 2004
                                             --------------  -----------------
Subject to discretionary withdrawal:
    With fair value adjustments                 $  2,552          $  2,594
    Subject to surrender charges                   1,773             1,672
    Surrenderable without charge                     311               289
                                                --------          --------
    Total                                       $  4,636          $  4,555

Not subject to discretionary withdrawal:        $  1,761          $  1,744
                                                --------          --------
    Total                                       $  6,397          $  6,299
                                                ========          ========

5.    SHAREHOLDER'S EQUITY

      Statutory capital and surplus of the Company was $942 million at December 31, 2004. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. In accordance with Connecticut statutes, the Company may not pay dividends during 2005 without prior approval of the State of Connecticut Insurance Department. As noted in Note 1, Citigroup has agreed to sell the Company to MetLife. The State of Connecticut Insurance Department requires prior approval for any dividends for a period of two years following a change in control. Accordingly, any dividends from the Company during that period would require prior approval from the State of Connecticut Insurance Department.

6.    COMMITMENTS AND CONTINGENCIES

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis (MDA) of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q. This MDA should be read in conjunction with the MDA included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company's Annual Report on Form 10-K, its quarterly reports on Form 10-Q, and all amendments to these reports are available on the Travelers Life & Annuity website at http://www.travelerslife.com by selecting the "Financial Information" page and selecting "SEC Filings."

RESULTS OF OPERATIONS ($ in millions)

                                   THREE MONTHS ENDED
                                       MARCH 31,
                                    2005        2004
                                   ------      ------
Revenues                           $  228      $ 168

Benefits and interest credited         86         81

Operating expenses                     78         58
                                   ------      -----
Income before taxes                    64         29

Income taxes                           20          1
                                   ------      -----
Net income                         $   44      $  28
                                   ======      =====

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

On January 31, 2005, Citigroup announced its intention to sell its Life Insurance and Annuities business, which includes TIC, the Company and certain other businesses, to MetLife, Inc. (MetLife).

Net income was $44 million for the three months ended March 31, 2005 up 57% from $28 million for the prior year quarter. The increase in net income was related to higher fee income, net investment income (NII), based on a higher asset base and increased business volumes, and net realized capital gains on investments. Partially offsetting the increased revenues were higher business-volume related operating expenses and an increase in federal income taxes related to the absence of an $8 million tax benefit related to an adjustment to the Dividends Received Deduction (DRD) in the first quarter of 2004.

The revenue increase for the first quarter 2005 over the prior year period was primarily driven by increases in fee income and NII. Fee income increased 43% to $107 million in the first quarter of 2005, primarily in the individual life product line, which increased $25 million due to higher business volumes. NII increased $17 million or 19% in the first quarter of 2005 versus the same period in 2004, related to increased business volumes and a higher capital base.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

Operating expenses increased $20 million from $58 million for the three months ended March 31, 2004 to $78 million for the three-month period ended March 31, 2005. This increase is related to the amortization of deferred acquisition costs
(DAC), which was $61 million in 2005 versus $43 million in 2004. The majority of this increase also related to volume growth in the UL business.

The majority of the annuity business and a substantial portion of the life business written by the Company are accounted for as investment contracts, with the result that deposits collected are reported as liabilities and are not included in revenues. Deposits represent an operating statistic used for measuring business volumes, which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies. The following table shows net written premiums and deposits by product line for the quarterly periods ended March 31, 2005 and 2004.

PREMIUMS AND DEPOSITS ($ in millions)

                              THREE MONTHS ENDED
                                   MARCH 31,
                               2005        2004
                              ------      ------
Premiums

Individual Life               $    8      $    9
Retail Annuity                     2           -
Other Annuity                      -           1
                              ------      ------
    Total Premiums            $   10      $   10
                              ------      ------

Deposits

Retail Annuity - Fixed        $   14      $  125
Retail Annuity - Variable        338         547
                              ------      ------
    Total Retail Annuity         352         672
Individual Life                  264         232
Other Annuity                      -           2
                              ------      ------
    Total Deposits            $  616      $  906
                              ------      ------

Retail annuity deposits collected for the quarter ended March 31, 2005 decreased $320 million, or 48%. This decrease was driven by lower fixed annuity sales and a third quarter 2004 shift in offering certain variable annuity products by TIC, which were previously offered by the Company. Retail annuity account balances and benefit reserves were $14.7 billion and $14.9 billion at March 31, 2005 and December 31, 2004, respectively. This slight decrease is reflective of a $236 million decrease in market appreciation and partially offset by $105 million of net sales of variable annuity investments.

Deposits for the life insurance business increased $32 million, or 14% for the three months ended March 31, 2005 versus 2004. This increase was the result of the continued momentum of universal life production. Life insurance in force was $57 billion at March 31, 2005, up from $55 billion at December 31, 2004.

OUTLOOK

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 17.

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

Citigroup, the Company's ultimate parent has agreed to sell its Life Insurance and Annuities business to MetLife. The Company is included in Citigroup's Life Insurance and Annuities business. The transaction is expected to close this summer. At that time, the Company will become part of MetLife, Inc. MetLife has filed with the Insurance Department of the State of Connecticut (the "Department") a Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer, dated March 7, 2005 (the "Form A"), seeking the approval of the Department to acquire control of the Company and TIC. The Form A includes MetLife's post-acquisition business plan and financial projections for the Company and TIC after the Closing Date (the "Business Plan"). Pursuant to the Business Plan, the Company would generally cease issuing certain institutional annuity and other products immediately following the Closing Date, including funding agreements and guaranteed investment contracts. Both the Company and TIC will generally phase out the remaining products that they currently issue by the end of 2006.

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

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (NAIC) and the states to identify companies that merit further regulatory action. At December 31, 2004, the Company had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

In accordance with Connecticut statutes, the Company may not pay dividends during 2005 without prior approval of the State of Connecticut Insurance Department. As noted in Note 1 of Notes to Condensed Financial Statements, Citigroup has agreed to sell the Company to MetLife. The State of Connecticut Insurance Department requires prior approval for any dividends for a period of two years following a change in control. Accordingly, any dividends from the Company during that period would require prior approval from the State of Connecticut Insurance Department.

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

-----------------------------------
+Filed herewith

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE TRAVELERS LIFE AND ANNUITY COMPANY
                                         ---------------------------------------
                                                     (Registrant)

Date May 13, 2005                        /s/ Glenn D. Lammey
                                         --------------------------------------

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