Form 10-Q
period 2005-06-30
TRAVELERS LIFE & ANNUITY CO
filed 2005-08-12
CIK 929498

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                        OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM        TO

                             ---------------------

                        COMMISSION FILE NUMBER 33-58677

                             ---------------------

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

     As of the date hereof, there were outstanding 30,000 shares of common stock, par value $100 per share, of the registrant, all of which are owned by The Travelers Insurance Company, a wholly-owned subsidiary of MetLife, Inc.

                           REDUCED DISCLOSURE FORMAT

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                          PART I -- FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS
                  Interim Condensed Statements of Income for the three and six    3
                  months ended June 30, 2005 and 2004 (unaudited).............
                  Interim Condensed Balance Sheets at June 30, 2005               4
                  (unaudited) and December 31, 2004...........................
                  Interim Condensed Statements of Changes in Shareholder's        5
                  Equity for the six months ended June 30, 2005 and 2004
                  (unaudited).................................................
                  Interim Condensed Statements of Cash Flows for the six          6
                  months ended June 30, 2005 and 2004 (unaudited).............
                  Notes to Interim Condensed Financial Statements                 7
                  (unaudited).................................................
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    14
                  AND RESULTS OF OPERATIONS...................................
ITEM 4.           CONTROLS AND PROCEDURES.....................................   20

                            PART II -- OTHER INFORMATION
ITEM 1.           LEGAL PROCEEDINGS...........................................   21
ITEM 6.           EXHIBITS....................................................   22
Signatures....................................................................   23
Exhibit Index.................................................................   24
Exhibit 31.01.................................................................   25
Exhibit 31.02.................................................................   26
Exhibit 32.01.................................................................   27
Exhibit 32.02.................................................................   28

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                     INTERIM CONDENSED STATEMENTS OF INCOME

                                                              THREE MONTHS    SIX MONTHS
                                                                  ENDED          ENDED
                                                                JUNE 30,       JUNE 30,
                                                              -------------   -----------
                                                              2005    2004    2005   2004
                                                              -----   -----   ----   ----
                                                                      (UNAUDITED)
                                                                    ($ IN MILLIONS)
REVENUES
Premiums....................................................  $ 10    $ 10    $ 20   $ 20
Net investment income.......................................   118     102     223    190
Net realized investment gains (losses)......................    (8)      7      (6)    (4)
Fee income..................................................   114      77     221    153
Other revenues..............................................     6       4      12      9
                                                              ----    ----    ----   ----
  Total Revenues............................................   240     200     470    368
                                                              ----    ----    ----   ----
BENEFITS AND EXPENSES
Current and future insurance benefits.......................    26      14      49     38
Interest credited to contractholders........................    64      57     126    114
Amortization of deferred acquisition costs..................    71      44     132     87
General and administrative expenses.........................    33      10      52     25
                                                              ----    ----    ----   ----
  Total Benefits and Expenses...............................   194     125     359    264
                                                              ----    ----    ----   ----
Income before federal income taxes..........................    46      75     111    104
Federal income taxes........................................    14      26      35     27
                                                              ----    ----    ----   ----
  Net Income................................................  $ 32    $ 49    $ 76   $ 77
                                                              ====    ====    ====   ====

              See Notes to Interim Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                        INTERIM CONDENSED BALANCE SHEETS

                                                              JUNE 30, 2005   DECEMBER 31, 2004
                                                              -------------   -----------------
                                                               (UNAUDITED)
                                                                       ($ IN MILLIONS)
ASSETS
Investments (including $0 and $133 subject to securities
  lending agreements, respectively).........................     $ 7,163           $ 7,329
Separate and variable accounts..............................      11,617            11,631
Deferred acquisition costs..................................       1,612             1,522
Premiums and fees receivable................................          72                75
Other assets................................................         224               268
                                                                 -------           -------
  Total Assets..............................................     $20,688           $20,825
                                                                 =======           =======


LIABILITIES
Contractholder funds........................................     $ 5,428           $ 5,227
Future policy benefits and claims...........................       1,101             1,079
Separate and variable accounts..............................      11,617            11,631
Deferred federal income taxes...............................         162               180
Other liabilities...........................................         346               747
                                                                 -------           -------
  Total Liabilities.........................................      18,654            18,864
                                                                 -------           -------


SHAREHOLDER'S EQUITY
Common stock, par value $100 per share; 100,000 shares
  authorized, 30,000 issued and outstanding.................           3                 3
Additional paid-in capital..................................         821               817
Retained earnings...........................................         998               922
Accumulated other changes in equity from nonowner sources...         212               219
  Total Shareholder's Equity................................       2,034             1,961
                                                                 -------           -------
  Total Liabilities and Shareholder's Equity................     $20,688           $20,825
                                                                 =======           =======

              See Notes to Interim Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

        INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
                                                                 (UNAUDITED)
                                                               ($ IN MILLIONS)
COMMON STOCK
Balance, beginning of period................................  $    3    $    3
Changes in common stock.....................................      --        --
                                                              ------    ------
Balance, end of period......................................  $    3    $    3
                                                              ======    ======
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period................................  $  817    $  417
Assumption of liabilities by parent.........................       4        --
Contribution from parent....................................      --       400
                                                              ------    ------
Balance, end of period......................................  $  821    $  817
                                                              ======    ======
RETAINED EARNINGS
Balance, beginning of period................................  $  922    $  764
Net income..................................................      76        77
                                                              ------    ------
Balance, end of period......................................  $  998    $  841
                                                              ======    ======
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period................................  $  219    $  215
Unrealized gains (losses), net income of taxes..............      (5)      (93)
Derivative instrument hedging activity losses, net of income
  taxes.....................................................      (2)       (3)
                                                              ------    ------
Balance, end of period......................................  $  212    $  119
                                                              ======    ======
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income..................................................  $   76    $   77
Other changes in equity from nonowner sources...............      (7)      (96)
                                                              ------    ------
Total changes in equity from nonowner sources...............  $   69    $  (19)
                                                              ======    ======
TOTAL SHAREHOLDER'S EQUITY
Balance, beginning of period................................  $1,961    $1,399
Changes in nonowner sources.................................      69       (19)
Changes in additional paid in capital.......................       4       400
                                                              ------    ------
Balance, end of period......................................  $2,034    $1,780
                                                              ======    ======

              See Notes to Interim Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2005      2004
                                                              ------   --------
                                                                 (UNAUDITED)
                                                               ($ IN MILLIONS)
NET CASH USED IN OPERATING ACTIVITIES.......................  $(252)   $   (71)
                                                              -----    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investments
     Fixed maturities.......................................    283        281
     Equity securities......................................     --          3
     Mortgage loans.........................................     18         42
  Proceeds from sales of investments
     Fixed maturities.......................................    204        476
     Equity securities......................................      8          3
     Mortgage loans.........................................     --          6
     Real estate............................................     --          2
  Purchases of investments
     Fixed maturities.......................................   (376)    (1,039)
     Equity securities......................................     (1)        (4)
     Mortgage loans.........................................    (75)       (59)
  Policy loans, net.........................................     (4)        (3)
  Short-term securities (purchases) sales, net..............    135       (391)
  Other investment purchases, net...........................    (14)       (15)
  Securities transactions in course of settlement, net......   (125)        (8)
                                                              -----    -------
  Net cash provided by (used in) investing activities.......     53       (706)
                                                              -----    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contractholder fund deposits..............................    476        493
  Contractholder fund withdrawals and maturities............   (276)      (115)
  Contribution from parent company..........................     --        400
                                                              -----    -------
  Net cash provided by financing activities.................    200        778
                                                              -----    -------
Net increase in cash........................................      1          1
Cash at beginning of period.................................      1          1
                                                              -----    -------
Cash at end of period.......................................  $   2    $     2
                                                              -----    -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income taxes paid.........................................  $(277)   $  (168)
                                                              =====    =======

              See Notes to Interim Condensed Financial Statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

          NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     At June 30, 2005, The Travelers Life and Annuity Company ("TLAC" or the "Company") was a wholly-owned subsidiary of The Travelers Insurance Company ("TIC"), a wholly-owned subsidiary of Citigroup Insurance Holding Corporation ("CIHC"), an indirect wholly-owned subsidiary of Citigroup Inc. ("Citigroup"). The interim condensed financial statements of the Company and the notes thereto are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and are unaudited.

     On January 31, 2005, Citigroup announced its intention to sell (the "sale") TIC, the Company and certain other domestic and international insurance businesses ("Life Insurance and Annuities Businesses"), to MetLife, Inc. ("MetLife"). The sale closed on July 1, 2005.

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

     The unaudited interim condensed financial statements reflect all normal recurring adjustments necessary for a fair presentation of results for the periods reported. The accompanying unaudited interim condensed financial statements should be read in conjunction with the financial statements and related notes included in TLAC's Annual Report on Form 10-K for the year ended December 31, 2004 ("Form 10-K") filed with the Securities and Exchange Commission ("SEC"). The condensed balance sheet at December 31, 2004 was derived from the audited balance sheet included in the Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. Certain prior year amounts have been reclassified to conform to the 2005 presentation. Interim results are not necessarily indicative of future performance.

2.  ACCOUNTING STANDARDS

     CHANGES IN ACCOUNTING PRINCIPLES

    Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

     On January 1, 2004, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The main components of SOP 03-1 provide guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders.

     The following summarizes the more significant aspects of the Company's adoption of SOP 03-1, effective January 1, 2004:

     Variable Annuity Contracts with Guaranteed Minimum Death Benefit
Features. For variable annuity contracts with guaranteed minimum death benefit ("GMDB") features, SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a reserve for insurance

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
contracts, and provides that the reporting entity does not hold reserves for investment contracts (i.e. there is no significant mortality risk).

     The Company determined that the mortality risk on its GMDB features was not a significant component of the total variable annuity product, and accordingly continued to classify these products as investment contracts.

     Reserving for Universal Life and Variable Universal Life Contracts. SOP 03-1 requires that a reserve, in addition to the account balance, be established for certain insurance benefit features provided under universal life ("UL") and variable universal life ("VUL") products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

     The Company's UL and VUL products were reviewed to determine whether an additional reserve is required under SOP 03-1. The Company determined that SOP 03-1 applied to some of its UL and VUL contracts with these features and established an additional reserve of less than $1 million. The Company evaluates new issues of variable products to determine that mortality risk on GMDB features is insignificant.

     Sales Inducements to Contract Holders. SOP 03-1 provides that, prospectively, sales inducements provided to contract holders meeting certain criteria are to be capitalized and amortized over the expected life of the contract as a component of benefit expense. During the first six months of 2005 and 2004, the Company capitalized sales inducements of $12 million and $13 million, respectively, in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the six months ended June 30, 2005 and 2004, amortization of these capitalized amounts was insignificant.

     Consolidation of Variable Interest Entities

     On January 1, 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51" ("FIN 46") (revised December 2003, "FIN 46-R"), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. The adoption of the provisions of FIN 46-R on January 1, 2004 did not require the Company to consolidate any variable interest entities ("VIEs").

     FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in the Company's condensed financial statements. An entity is subject to FIN 46 and FIN 46-R and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries" ("SFAS 94"). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     Other-Than-Temporary Impairments of Certain Investments

     In June 2005, the FASB completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper ("FSP") 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"), superseding EITF 03-1 and EITF Topic D-44, "Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value" ("Topic D-44"). FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect.

     Accounting Changes and Error Corrections

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3" ("SFAS 154"). SFAS 154 is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board. The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's condensed financial statements.

     Stock-Based Compensation

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123-R"), which replaces the existing SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value. SFAS 123-R is effective for interim and annual reporting periods beginning after June 15, 2005. In April 2005, the SEC issued a final ruling allowing public companies to defer adoption of SFAS 123-R until the beginning of the first fiscal year following June 15, 2005. At the close of the sale on July 1, 2005, all outstanding options and awards of Citigroup stock held by employees of the Company vested. All related stock option expense was recorded at the time of vesting by Citigroup. As such, the Company does not expect the adoption of SFAS 123-R to have any impact on its financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

3.  INVESTMENTS

FIXED MATURITIES

     The amortized cost and fair value of investments in fixed maturities were as follows at:

                                                              JUNE 30, 2005
                                               --------------------------------------------
                                                             GROSS        GROSS
                                               AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                 COST        GAINS        LOSSES     VALUE
                                               ---------   ----------   ----------   ------
                                                             ($ IN MILLIONS)
AVAILABLE FOR SALE:
  Mortgage-backed securities -- CMOs and
     pass-through securities.................   $  915        $ 29         $ 1       $  943
  U.S. Treasury securities and obligations of
     U.S. Government and government agencies
     and authorities.........................      123          18          --          141
  Obligations of states, municipalities and
     political subdivisions..................       59          14          --           73
  Debt securities issued by foreign
     governments.............................       59           6          --           65
  All other corporate bonds..................    3,593         200           9        3,784
  Other debt securities......................    1,068          63           3        1,128
  Redeemable preferred stock.................        2           2          --            4
                                                ------        ----         ---       ------
     Total Available For Sale................   $5,819        $332         $13       $6,138
                                                ======        ====         ===       ======

                                                            DECEMBER 31, 2004
                                               --------------------------------------------
                                                             GROSS        GROSS
                                               AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                 COST        GAINS        LOSSES     VALUE
                                               ---------   ----------   ----------   ------
                                                             ($ IN MILLIONS)
AVAILABLE FOR SALE:
  Mortgage-backed securities -- CMOs and
     pass-through securities.................   $  906        $ 24         $  1      $  929
  U.S. Treasury securities and obligations of
     U.S. Government and government agencies
     and authorities.........................      154           9           --         163
  Obligations of states, municipalities and
     political subdivisions..................       57           8           --          65
  Debt securities issued by foreign
     governments.............................       63           6           --          69
  All other corporate bonds..................    3,565         219            4       3,780
  Other debt securities......................    1,180          71            2       1,249
  Redeemable preferred stock.................        4           2           --           6
                                                ------        ----         ----      ------
     Total Available For Sale................   $5,929        $339         $  7      $6,261
                                                ======        ====         ====      ======

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

AGING OF GROSS UNREALIZED LOSSES ON AVAILABLE FOR SALE

     The aging of gross unrealized losses on fixed maturity investments is as follows:

                                                               JUNE 30, 2005
                                              -----------------------------------------------
                                              TOTAL FIXED MATURITIES   TOTAL FIXED MATURITIES
                                                 IN AN UNREALIZED       WITH UNREALIZED LOSS
                                                  LOSS POSITION         TOTALING 20% OR MORE
                                              ----------------------   ----------------------
                                              AMORTIZED   UNREALIZED   AMORTIZED   UNREALIZED
                                                COST         LOSS        COST         LOSS
                                              ---------   ----------   ---------   ----------
                                                              ($ IN MILLIONS)
Six months or less..........................    $430         $ 6         $   7       $   2
Greater than six months to nine months......     183           3            --          --
Greater than nine months to twelve months...      45           1            --          --
Greater than twelve months..................     119           3            --          --
                                                ----         ---         -----       -----
  Total.....................................    $777         $13         $   7       $   2
                                                ====         ===         =====       =====

                                                             DECEMBER 31, 2004
                                              -----------------------------------------------
                                              TOTAL FIXED MATURITIES   TOTAL FIXED MATURITIES
                                                 IN AN UNREALIZED       WITH UNREALIZED LOSS
                                                  LOSS POSITION         TOTALING 20% OR MORE
                                              ----------------------   ----------------------
                                              AMORTIZED   UNREALIZED   AMORTIZED   UNREALIZED
                                                COST         LOSS        COST         LOSS
                                              ---------   ----------   ---------   ----------
                                                              ($ IN MILLIONS)
Six months or less..........................    $505        $   3        $  --       $  --
Greater than six months to nine months......     134            2           --          --
Greater than nine months to twelve months...      26            1           --          --
Greater than twelve months..................      40            1           --          --
                                                ----        -----        -----       -----
  Total.....................................    $705        $   7        $  --       $  --
                                                ====        =====        =====       =====

                                                                   NET REALIZED
                                                              CAPITAL GAINS (LOSSES)
                                                         --------------------------------
                                                            FOR THE           FOR THE
                                                          THREE MONTHS       SIX MONTHS
                                                         ENDED JUNE 30,    ENDED JUNE 30,
                                                         --------------    --------------
                                                         2005     2004     2005     2004
                                                         -----    -----    -----    -----
                                                                 ($ IN MILLIONS)
NET REALIZED CAPITAL GAINS (LOSSES) BY ASSET CLASS:
  Fixed maturities.....................................   $(3)    $(10)     $(5)    $(10)
  Equities.............................................     1       --        2       --
  Derivatives:
     Guaranteed minimum withdrawal benefit derivatives,
       net.............................................    (5)       1       (2)      (4)
     Other derivatives.................................    (1)      17       (1)       7
  Other................................................    --       (1)      --        3
                                                          ---     ----      ---     ----
     Total.............................................   $(8)    $  7      $(6)    $ (4)
                                                          ===     ====      ===     ====

                     THE TRAVELERS LIFE AND ANNUITY COMPANY

4.  DEPOSIT FUNDS AND RESERVES

     At June 30, 2005 and December 31, 2004, the Company had $6.5 billion and $6.3 billion of life and annuity deposit funds and reserves, respectively, as follows:

                                                           JUNE 30, 2005      DECEMBER 31, 2004
                                                          ----------------   --------------------
                                                                      ($ IN MILLIONS)
Subject to discretionary withdrawal:
  With fair value adjustments...........................       $2,509               $2,594
  Subject to surrender charges..........................        1,862                1,672
  Surrenderable without charge..........................          331                  289
                                                               ------               ------
  Total.................................................       $4,702               $4,555
Not subject to discretionary withdrawal.................        1,815                1,744
                                                               ------               ------
  Total.................................................       $6,517               $6,299
                                                               ======               ======

5.  SHAREHOLDER'S EQUITY

     Statutory capital and surplus of TLAC was $942 million at December 31, 2004. Under the Insurance Law of the State of Connecticut, TLAC's state of domicile, the Company is permitted, without prior insurance regulatory clearance, to pay a shareholder dividend to its parent, as long as the amount of such dividend, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. TLAC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance ("Commissioner") and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. Accordingly, the Company may not pay dividends during 2005 without prior approval of the State of Connecticut Insurance Department (the "Department"). As described in Note 1, Citigroup completed the sale of its Life Insurance and Annuities Businesses, including the Company, to MetLife on July 1, 2005. The Department requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of TIC and TLAC by MetLife, under Connecticut Insurance Law all dividend payments by TLAC through June 30, 2007 require prior approval of the Commissioner.

6.  COMMITMENTS AND CONTINGENCIES

LITIGATION AND REGULATORY PROCEEDINGS

     In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against the Company, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former affiliate, purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and, following

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
an appeal by the plaintiff in September 2002, the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's claims. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the defendants appealed the Connecticut Superior Court's May 26, 2004 class certification order.

     In 2003 and 2004, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in our industry, the Company has received a request for information from the SEC and a subpoena from the New York Attorney General regarding market timing and late trading. During 2004, the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing, and the SEC, the National Association of Securities Dealers and the New York Insurance Department have made inquiries into these issues and other matters associated with the sale and distribution of insurance products. In addition, like many insurance companies and agencies, in 2004 and 2005, the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is cooperating fully with all of these requests and is not able to predict their outcomes.

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

7.  SUBSEQUENT EVENT -- METLIFE, INC. TRANSACTION

     On July 1, 2005, Citigroup completed the sale of its Life Insurance and Annuities Businesses to MetLife pursuant to an acquisition agreement. In the normal course of accounting for acquisitions, purchase accounting ("PGAAP") adjustments will be made to the assets and liabilities of the Company during the third quarter of 2005. These PGAAP adjustments will mark to market the assets and liabilities of the Company as of the closing date of the sale. At this time, the Company cannot predict the effect the PGAAP adjustments may have on the financial statements of the Company, although such adjustments may be material.

     Consistent with MetLife's business plan filed with the Department, the Company will generally phase out the products that it currently issues by the end of 2006. This phase out of the products will likely result in fewer assets and liabilities reported by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's narrative analysis of the results of operations of The Travelers Life and Annuity Company ("TLAC" or the "Company") is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), pursuant to General Instruction H(2)(a) of Form 10-Q. This MD&A should be read in conjunction with the MD&A included in TLAC's Annual Report on Form 10-K for the year ended December 31, 2004.

     TLAC's Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and all amendments to these reports are available at www.metlife.com by selecting "Investor Relations." The information found on the website is not part of this or any other report filed with or furnished to the Securities and Exchange Commission ("SEC").

     At June 30, 2005, the Company was a wholly-owned subsidiary of The Travelers Insurance Company ("TIC"), a wholly-owned subsidiary of Citigroup Insurance Holdings Corporation, an indirect wholly-owned subsidiary of Citigroup Inc. ("Citigroup"). On January 31, 2005, Citigroup announced its intention to sell (the "sale") TIC, the Company and certain other domestic and international insurance businesses (the "Life Insurance and Annuities Businesses"), to MetLife, Inc. ("MetLife"). The sale closed on July 1, 2005. See "-- Subsequent Event."

     The Company offers fixed and variable retail annuities and individual life insurance to individuals and small businesses. TIC has a license from The St. Paul Travelers Companies, Inc. to permit it and the Company to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with their businesses.

RESULTS OF OPERATIONS

                                                            THREE MONTHS       SIX MONTHS
                                                           ENDED JUNE 30,    ENDED JUNE 30,
                                                           ---------------   ---------------
                                                            2005     2004     2005     2004
                                                           ------   ------   ------   ------
                                                                    ($ IN MILLIONS)
Revenues.................................................   $240     $200     $470     $368
Insurance benefits and interest credited.................     90       71      175      152
Operating expenses.......................................    104       54      184      112
                                                            ----     ----     ----     ----
Income before income taxes...............................     46       75      111      104
Income taxes.............................................     14       26       35       27
                                                            ----     ----     ----     ----
Net income...............................................   $ 32     $ 49     $ 76     $ 77
                                                            ====     ====     ====     ====

     Net income for the second quarter of 2005 was $32 million, versus $49 million in the prior year second quarter. The decrease in net income was primarily driven by increases in the amortization of deferred acquisition costs ("DAC") from increased account balances ("business volumes") related to Universal Life ("UL"), net realized capital losses on investments and expenses related to net transaction costs of a statutory reinsurance transaction with an affiliate. See "-- Outlook." Such increases were partially offset by increased fee income and net investment income ("NII").

     Net income for the six months ended June 30, 2005 was level with the prior year six-month period. Increased NII and fee income were offset by increased expenses including expenses related to net transaction costs of a statutory reinsurance transaction with an affiliate.

     The $40 million revenue increase for the second quarter of 2005 over the prior year period was primarily driven by a 48% increase in fee income. Fee income in the retail annuity and individual life product lines together increased $37 million due to higher business volumes, particularly in the individual life line. NII increased $16 million or 16% in the second quarter of 2005 versus the same period in 2004, primarily as the result of a one-time real estate joint venture transaction totaling $15 million. Net realized losses on derivative activity of $6 million in the three months ended June 30, 2005 compared to gains of $18 million in the prior year period, partially offset the increased fee income and NII.

     Revenues for the six months ended June 30, 2005 and June 30, 2004 were $470 million and $368 million, respectively. Fee income increased $68 million, or 44%, due to continued business volume growth in the individual life product line. NII increased $33 million, or 17%, primarily related to a larger invested asset base from the continued growth in business volumes over the previous twelve months, the $400 million capital contribution from TIC in June 2004 and the $15 million one-time real estate transaction that occurred in the second quarter of 2005.

     Insurance benefits increased $12 million for the quarter over prior year, mainly due to increased UL production and changes in reserves for structured settlements resulting from a 2004 second quarter one-time reserve release of $9 million pre-tax. The interest credited increase of $7 million over the 2004 quarter was also due to the increased volume growth of UL.

     Insurance benefits and interest credited for the six months ended June 30, 2005 were $175 million versus $152 million for the same 2004 period. This $23 million increase was due to UL production and the 2004 second quarter structured settlement reserve release.

     Operating expenses increased from $54 million to $104 million for the three-month period ended June 30, 2005 over June 30, 2004. This increase is primarily related to the amortization of DAC, which was $71 million in 2005 versus $44 million in 2004, the majority of which related to the continued momentum of UL production. Expenses related to net transaction costs of a statutory reinsurance transaction with an affiliate were $20 million during the second quarter of 2005. This reinsurance transaction was established in the fourth quarter of 2004.

     Operating expenses were up 64% to $184 million for the six-month period of 2005 from $112 million for the same period of 2004. The $72 million increase was primarily the result of increased DAC amortization in the UL product line due to increased business volume and expenses related to net transaction costs of a statutory reinsurance transaction with an affiliate.

     The majority of the annuity business and a substantial portion of the life business written by the Company are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Deposits represent a statistic integral to managing operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies. The following table shows net written premiums and deposits by product type for the quarterly and six-month periods ended June 30, 2005 and 2004.

PREMIUMS AND DEPOSITS

                                                         THREE MONTHS     SIX MONTHS ENDED
                                                        ENDED JUNE 30,        JUNE 30,
                                                        ---------------   -----------------
                                                         2005     2004     2005      2004
                                                        ------   ------   -------   -------
                                                                  ($ IN MILLIONS)
Premiums
--------
Individual Life.......................................   $  8     $  8    $   16    $   17
Retail Annuity........................................      2        1         4         1
Other Annuity.........................................     --        1        --         2
                                                         ----     ----    ------    ------
  Total Premiums......................................   $ 10     $ 10    $   20    $   20
                                                         ----     ----    ------    ------
Deposits
--------
Retail Annuity -- Fixed...............................   $ 14     $106    $   28    $  231
Retail Annuity -- Variable............................    294      435       632       982
                                                         ----     ----    ------    ------
  Total Retail Annuity................................    308      541       660     1,213
Individual Life.......................................    195      215       459       447
Other Annuity.........................................     --       (2)       --        --
                                                         ----     ----    ------    ------
  Total Deposits......................................   $503     $754    $1,119    $1,660
                                                         ----     ----    ------    ------

     Retail annuity deposits collected for the quarter ended June 30, 2005 decreased $233 million, or 43% versus the prior year quarter. Deposits collected for the six months ended June 30, 2005 decreased $553 million or 46% versus the same 2004 six-month period. These decreases were driven by a third quarter 2004 shift in offering certain variable annuity products by TIC, which were previously offered by the Company. Retail annuity account balances and benefit reserves were $14.9 billion at both June 30, 2005 and December 31, 2004. This is reflective of flat market appreciation for the six-month 2005 period and decreased net sales of variable annuity investments for both the quarter and the six-month period.

     Deposits for the life insurance business decreased $20 million, or 9% for the three months ended June 30, 2005 versus 2004 while on a six-month basis, they increased $12 million or 3%. The quarterly decrease is due to significant second quarter 2004 UL single premium sales, reflecting a slowdown in sales from a single premium product introduced in the first quarter of 2004. The year-to-date increase was the result of the continued momentum of universal life production. Life insurance in force was $59 billion at June 30, 2005, up from $55 billion at December 31, 2004.

SUBSEQUENT EVENT

     On July 1, 2005 MetLife completed the acquisition of the Company. In the normal course of accounting for acquisitions, purchase accounting ("PGAAP") adjustments will be made to the assets and liabilities of the Company during the third quarter of 2005. These PGAAP adjustments will mark to market the assets and liabilities of the Company as of the closing date of the sale. At this time, the Company cannot predict the effect the PGAAP adjustments may have on the financial statements of the Company, although such adjustments may be material.

OUTLOOK

     On January 31, 2005, Citigroup, the Company's ultimate parent at June 30, 2005, agreed to sell its Life Insurance and Annuities Businesses to MetLife. The sale closed on July 1, 2005 and, at that time, the Company became part of MetLife. MetLife filed with the State of Connecticut Insurance Department (the "Department") an Amended and Restated Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer, dated April 19, 2005 (the "Form A"), seeking the approval of the Department to acquire control of the Company and TIC. The Form A was approved by the Department on June 30, 2005. The Form A includes MetLife's post-acquisition business plan and financial projections for the Company and TIC after the closing date. Consistent with MetLife's business plan, the Company and TIC will generally phase out the products that they currently issue by the end of 2006. This phase out of the products will likely result in fewer assets and liabilities reported by the Company over time.

     The Company is managed in conjunction with TIC and its outlook should be considered within that context.

     The in-force business of the Company is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products. Declines in credit quality of issuers will have a negative effect on earnings. The retail annuities business is interest rate and equity market sensitive. The Company's variable annuities include products with guaranteed features that are equity market sensitive. The guaranteed minimum death benefit feature pays benefits when at the time of death of a contractholder the account value is below the guaranteed amount. Another guaranteed feature offered is a guaranteed minimum withdrawal benefit, which is considered an embedded derivative. Exposure increases with the decline in equity markets and exposure decreases with equity market growth. This exposure creates earnings volatility because the embedded derivative is marked to market through income. The Company has entered into an alternative hedging strategy to reduce the earnings volatility.

     A significant portion of individual life insurance mortality risk is reinsured. Increasing prices and reduced capacity may adversely impact assets, liabilities and earnings of the Company. Also, the Company's universal life secondary guarantee created a large statutory-only reserve from Regulation AXXX. This reserve is reinsured on a statutory basis to an affiliate. Disruption of this reinsurance contract could significantly affect the statutory capital of the Company.

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

     The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "-- Forward-Looking Statements."

INSURANCE REGULATIONS

     Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners ("NAIC") and the states to identify companies that merit further regulatory action. At December 31, 2004, the Company had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

     In accordance with Connecticut statutes, the Company may not pay dividends during 2005 without prior approval of the Department. On July 1, 2005 Citigroup sold the Company to MetLife. The Department requires prior approval for any dividends for a period of two years following a change in control. Accordingly, after July 1, 2005, the Company would need prior approval to pay a dividend through June 30, 2007.

ACCOUNTING STANDARDS

     CHANGES IN ACCOUNTING PRINCIPLES

     Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

     On January 1, 2004, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The main components of SOP 03-1 provide guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders.

     The following summarizes the more significant aspects of the Company's adoption of SOP 03-1, effective January 1, 2004:

     Variable Annuity Contracts with Guaranteed Minimum Death Benefit
Features. For variable annuity contracts with guaranteed minimum death benefit ("GMDB") features, SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a reserve for insurance contracts, and provides that the reporting entity does not hold reserves for investment contracts (i.e. there is no significant mortality risk).

     The Company determined that the mortality risk on its GMDB features was not a significant component of the total variable annuity product, and accordingly continued to classify these products as investment contracts.

     Reserving for Universal Life and Variable Universal Life Contracts. SOP 03-1 requires that a reserve, in addition to the account balance, be established for certain insurance benefit features provided under universal life ("UL") and variable universal life ("VUL") products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

     The Company's UL and VUL products were reviewed to determine whether an additional reserve is required under SOP 03-1. The Company determined that SOP 03-1 applied to some of its UL and VUL contracts with these features and established an additional reserve of less than $1 million. The Company evaluates new issues of variable products to determine that mortality risk on GMDB features is insignificant.

     Sales Inducements to Contract Holders. SOP 03-1 provides that, prospectively, sales inducements provided to contract holders meeting certain criteria are to be capitalized and amortized over the expected life of the contract as a component of benefit expense. During the first six months of 2005 and 2004, the Company capitalized sales inducements of $12 million and $13 million, respectively, in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the six months ended June 30, 2005 and 2004, amortization of these capitalized amounts was insignificant.

     Consolidation of Variable Interest Entities

     On January 1, 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51" ("FIN 46") (revised December 2003, "FIN 46-R"), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. The adoption of the provisions of FIN 46-R on January 1, 2004 did not require the Company to consolidate any variable interest entities ("VIEs").

     FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in the Company's condensed financial statements. An entity is subject to FIN 46 and FIN 46-R and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries" ("SFAS 94"). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     Other-Than-Temporary Impairments of Certain Investments

     In June 2005, the FASB completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper ("FSP") 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"), superseding EITF 03-1 and EITF Topic D-44, "Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value" ("Topic D-44"). FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect.

     Accounting Changes and Error Corrections

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3" ("SFAS 154"). SFAS 154 is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board. The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's condensed financial statements.

     Stock-Based Compensation

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123-R"), which replaces the existing SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value. SFAS 123-R is effective for interim and annual reporting periods beginning after June 15, 2005. In April 2005, the SEC issued a final ruling allowing public companies to defer adoption of SFAS 123-R until the beginning of the first fiscal year following June 15, 2005. At the close of the sale on July 1, 2005, all outstanding options and awards of Citigroup stock held by employees of the Company vested. All related stock option expense was recorded at the time of vesting by Citigroup. As such, the Company does not expect the adoption of SFAS 123-R to have any impact on its financial statements.

FORWARD-LOOKING STATEMENTS

     Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "predict," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) adverse results or other consequences from litigation, arbitration or regulatory investigations; (v) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (vi) downgrades in the Company's and its affiliates' claims paying ability, financial strength or credit ratings;
(vii) changes in rating agency policies or practices; (viii) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (ix) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (x) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xi) changes in results of the Company arising from the acquisition by MetLife and integration of its businesses into MetLife's operations; and (xii) other risks and uncertainties described from time to time in TLAC's filings with the SEC. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     TLAC's management, with the participation of TLAC's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of TLAC's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, TLAC's Chief Executive Officer and Chief Financial Officer have concluded that TLAC's disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in TLAC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, TLAC's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against the Company, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former affiliate, purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and, following an appeal by the plaintiff in September 2002, the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's claims. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the defendants appealed the Connecticut Superior Court's May 26, 2004 class certification order.

     In 2003 and 2004, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in our industry, the Company has received a request for information from the SEC and a subpoena from the New York Attorney General regarding market timing and late trading. During 2004, the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing, and the SEC, the National Association of Securities Dealers and the New York Insurance Department have made inquiries into these issues and other matters associated with the sale and distribution of insurance products. In addition, like many insurance companies and agencies, in 2004 and 2005, the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is cooperating fully with all of these requests and is not able to predict their outcomes.

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

Item 6.  Exhibits
    3.01       Charter of The Travelers Life and Annuity Company (the
               "Company"), as amended on April 10, 1990, incorporated herein by reference to Exhibit 6(a) to the Company's
               Registration Statement on Form N-4, File No. 33-58131, filed on March 17, 1995 (the "Registration Statement").
    3.02 By-laws of the Company, as amended on October 20, 1994, incorporated herein by reference to Exhibit 6(b) to the Company's Registration Statement.
   31.01+      Certification of chief executive officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   31.02+      Certification of chief financial officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   32.01+      Certification of chief executive officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.
   32.02+      Certification of chief financial officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

---------------

+ Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE TRAVELERS LIFE AND ANNUITY COMPANY
                                      (Registrant)

                                      /s/ Joseph J. Prochaska, Jr.
                                      ------------------------------------------
                                      Joseph J. Prochaska, Jr.
                                      Senior Vice President and Chief Accounting
                                      Officer
                                      (Authorized Signatory and Chief Accounting
                                      Officer)

Date: August 12, 2005

                        EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.01       Charter of The Travelers Life and Annuity Company (the
               "Company"), as amended on April 10, 1990, incorporated
               herein by reference to Exhibit 6(a) to the Company's
               Registration Statement on Form N-4, File No. 33-58131, filed on March 17, 1995 (the "Registration Statement").
    3.02       By-laws of the Company, as amended on October 20, 1994,
               incorporated herein by reference to Exhibit 6(b) to the
               Company's Registration Statement.
   31.01+      Certification of chief executive officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   31.02+      Certification of chief financial officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   32.01+      Certification of chief executive officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.
   32.02+      Certification of chief financial officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

---------------

+ Filed herewith