Form 10-Q
period 2005-09-30
TRAVELERS LIFE & ANNUITY CO
filed 2005-11-18
CIK 929498

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

(MARK ONE)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934



            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005



                                         OR




    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934



            FOR THE TRANSITION PERIOD FROM        TO

                             ---------------------

                        COMMISSION FILE NUMBER: 33-58677
                             ---------------------

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
             (Exact name of registrant as specified in its charter)

                 CONNECTICUT                                     06-0904249
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     At November 18, 2005, 30,000 shares of the Registrant's Common Stock, $100 par value per share, were outstanding, all of which are owned by The Travelers Insurance Company, a wholly-owned subsidiary of MetLife, Inc.

                           REDUCED DISCLOSURE FORMAT

     The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS.............................    4
  Interim Condensed Balance Sheets at September 30, 2005
     (Successor) (Unaudited) and December 31, 2004
     (Predecessor)..........................................    4
  Interim Condensed Statements of Income for the Three
     Months Ended September 30, 2005 (Successor) and 2004
     (Predecessor) (Unaudited)..............................    5
  Interim Condensed Statements of Income for the Three
     Months Ended September 30, 2005 (Successor) and the Six
     Months Ended June 30, 2005 (Predecessor) and the Nine
     Months Ended September 30, 2004 (Predecessor)
     (Unaudited)............................................    6
  Interim Condensed Statements of Stockholder's Equity for
     the Three Months Ended September 30, 2005 (Successor)
     and the Six Months Ended June 30, 2005 (Predecessor)
     (Unaudited)............................................    7
  Interim Condensed Statements of Cash Flows for the Three
     Months Ended September 30, 2005 (Successor) and the Six
     Months Ended June 30, 2005 (Predecessor) and the Nine
     Months Ended September 30, 2004 (Predecessor)
     (Unaudited)............................................    8
  Notes to Interim Condensed Financial Statements
     (Unaudited)............................................    9
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................   29
  ITEM 4.  CONTROLS AND PROCEDURES..........................   35


PART II -- OTHER INFORMATION
  ITEM 1.  LEGAL PROCEEDINGS................................   36
  ITEM 6.  EXHIBITS.........................................   36
  SIGNATURES................................................   37
  EXHIBIT INDEX.............................................   38

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of The Travelers Life and Annuity Company, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on The Travelers Life and Annuity Company. Such forward-looking statements are not guarantees of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

                        INTERIM CONDENSED BALANCE SHEETS
              SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  SUCCESSOR           PREDECESSOR
                                                              ------------------   -----------------
                                                              SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                              ------------------   -----------------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $5,848 and $5,929, respectively)......       $ 5,752              $ 6,261
  Equity securities available-for-sale, at fair value (cost:
     $22 and $23, respectively).............................            22                   26
  Mortgage loans on real estate.............................           270                  212
  Policy loans..............................................            36                   32
  Real estate and real estate joint ventures
     held-for-investment....................................            --                    9
  Other limited partnership interests.......................            76                  219
  Short-term investments....................................           157                  420
  Other invested assets.....................................           340                  150
                                                                   -------              -------
     Total investments......................................         6,653                7,329
Cash and cash equivalents...................................           398                    1
Accrued investment income...................................            65                   84
Premiums and other receivables..............................           279                  119
Deferred policy acquisition costs and value of business
  acquired..................................................         1,715                1,533
Goodwill....................................................           224                   --
Net deferred income tax asset...............................            34                   --
Other assets................................................            26                  128
Separate account assets.....................................        12,047               11,631
                                                                   -------              -------
     Total assets...........................................       $21,441              $20,825
                                                                   =======              =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Future policy benefits....................................       $ 1,434              $ 1,073
  Policyholder account balances.............................         5,688                5,227
  Other policyholder funds..................................            43                    6
  Current income taxes payable..............................            60                  265
  Deferred income tax liability.............................            --                  180
  Other liabilities.........................................           234                  482
  Separate account liabilities..............................        12,047               11,631
                                                                   -------              -------
     Total liabilities......................................        19,506               18,864
                                                                   -------              -------
Stockholder's Equity:
Common stock, par value $100 per share; 100,000 shares
  authorized, 30,000 shares issued and outstanding at
  September 30, 2005 and December 31, 2004..................             3                    3
Additional paid-in capital..................................         1,933                  817
Retained earnings...........................................            31                  922
Accumulated other comprehensive (loss) income...............           (32)                 219
                                                                   -------              -------
     Total stockholder's equity.............................         1,935                1,961
                                                                   -------              -------
     Total liabilities and stockholder's equity.............       $21,441              $20,825
                                                                   =======              =======

       SEE ACCOMPANYING NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

                     INTERIM CONDENSED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                 (IN MILLIONS)

                                                               SUCCESSOR           PREDECESSOR
                                                           ------------------   ------------------
                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                           SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                                           ------------------   ------------------
REVENUES
Premiums.................................................         $  7                 $  8
Universal life and investment-type product policy fees...          117                   94
Net investment income....................................           87                   98
Other revenues...........................................            5                    6
Net investment gains (losses)............................            8                   10
                                                                  ----                 ----
  Total revenues.........................................          224                  216
                                                                  ----                 ----
EXPENSES
Policyholder benefits and claims.........................           44                   23
Interest credited to policyholder account balances.......           38                   63
Other expenses...........................................           98                   95
                                                                  ----                 ----
  Total expenses.........................................          180                  181
                                                                  ----                 ----
Income before provision for income taxes.................           44                   35
Provision for income taxes...............................           13                   11
                                                                  ----                 ----
Net income...............................................         $ 31                 $ 24
                                                                  ====                 ====

       SEE ACCOMPANYING NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

                     INTERIM CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND THE SIX MONTHS ENDED JUNE 30,
                                      2005
            AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

                                 (IN MILLIONS)

                                                SUCCESSOR                     PREDECESSOR
                                            ------------------   -------------------------------------
                                            THREE MONTHS ENDED   SIX MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30, 2005    JUNE 30, 2005     SEPTEMBER 30, 2004
                                            ------------------   ----------------   ------------------
REVENUES
Premiums..................................         $  7                $ 20                $ 28
Universal life and investment-type product
  policy fees.............................          117                 221                 247
Net investment income.....................           87                 223                 288
Other revenues............................            5                  12                  15
Net investment gains (losses).............            8                  (6)                  6
                                                   ----                ----                ----
  Total revenues..........................          224                 470                 584
                                                   ----                ----                ----
EXPENSES
Policyholder benefits and claims..........           44                  49                  61
Interest credited to policyholder account
  balances................................           38                 126                 177
Other expenses............................           98                 184                 207
                                                   ----                ----                ----
  Total expenses..........................          180                 359                 445
                                                   ----                ----                ----
Income before provision for income
  taxes...................................           44                 111                 139
Provision for income taxes................           13                  35                  38
                                                   ----                ----                ----
Net income................................         $ 31                $ 76                $101
                                                   ====                ====                ====

       SEE ACCOMPANYING NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

              INTERIM CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
               AND THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

                                 (IN MILLIONS)

                                                                           ACCUMULATED OTHER
                                                                             COMPREHENSIVE
                                                                             INCOME (LOSS)
                                                                           -----------------
                                                   ADDITIONAL               NET UNREALIZED
                                          COMMON    PAID-IN     RETAINED   INVESTMENT GAINS
                                          STOCK     CAPITAL     EARNINGS       (LOSSES)        TOTAL
                                          ------   ----------   --------   -----------------   ------
BALANCE AT JANUARY 1, 2005
  (PREDECESSOR).........................  $   3      $  817      $ 922           $ 219         $1,961
Comprehensive income (loss):
  Net income............................                            76                             76
  Other comprehensive income (loss):
     Unrealized gains (losses) on
       derivative instruments, net of
       income taxes.....................                                            (2)            (2)
     Unrealized investment gains
       (losses), net of related offsets
       and income taxes.................                                            (5)            (5)
                                                                                               ------
     Other comprehensive income
       (loss)...........................                                                           (7)
                                                                                               ------
  Comprehensive income (loss)...........                                                           69
                                                                                               ------
Assumption of liabilities by parent.....                  4                                         4
                                          ------     ------      -----           -----         ------
BALANCE AT JUNE 30, 2005
  (PREDECESSOR).........................      3         821        998             212          2,034
Effect of push down accounting of
  MetLife, Inc.'s purchase price on The
  Travelers Life and Annuity Company's
  net assets acquired (see Note 1)......              1,112       (998)           (212)           (98)
                                          ------     ------      -----           -----         ------
BALANCE AT JULY 1, 2005
  (SUCCESSOR)...........................      3       1,933         --              --          1,936
Comprehensive income (loss):
  Net income............................                            31                             31
  Other comprehensive income (loss):
     Unrealized investment gains
       (losses), net of related offsets
       and income taxes.................                                           (32)           (32)
                                                                                               ------
     Other comprehensive income
       (loss)...........................                                                          (32)
                                                                                               ------
  Comprehensive income (loss)...........                                                           (1)
                                          ------     ------      -----           -----         ------
BALANCE AT SEPTEMBER 30, 2005
  (SUCCESSOR)...........................  $   3      $1,933      $  31           $ (32)        $1,935
                                          ======     ======      =====           =====         ======

       SEE ACCOMPANYING NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND THE SIX MONTHS ENDED JUNE 30,
                                      2005
            AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

                                 (IN MILLIONS)

                                                SUCCESSOR                     PREDECESSOR
                                            ------------------   -------------------------------------
                                            THREE MONTHS ENDED   SIX MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30, 2005    JUNE 30, 2005     SEPTEMBER 30, 2004
                                            ------------------   ----------------   ------------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES..............................       $  (227)             $(252)             $   103
                                                 -------              -----              -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
     Fixed maturities.....................         2,119                521                1,090
     Equity securities....................            13                  8                   21
     Mortgage loans on real estate........            28                 18                   53
     Real estate and real estate joint
       ventures...........................            --                 --                    2
     Other limited partnership
       interests..........................             5                 --                   --
  Purchases of:
     Fixed maturities.....................        (1,869)              (448)              (1,708)
     Equity securities....................            --                 (1)                 (19)
     Mortgage loans on real estate........           (19)               (75)                (110)
     Other limited partnership
       interests..........................            (1)                --                   --
  Policy loans............................            --                 (4)                  (4)
  Net change in short-term investments....          (142)               135                 (344)
  Net change in other invested assets.....           394                 10                   (3)
  Other, net..............................            (4)                 2                    9
                                                 -------              -----              -------
Net cash provided by (used in) investing
  activities..............................           524                166               (1,013)
                                                 -------              -----              -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits.............................           137                476                  754
     Withdrawals..........................          (120)              (276)                (195)
  Net change in payable under securities
     loaned transactions..................            (1)              (113)                 (47)
  Capital contribution from parent........            --                 --                  400
                                                 -------              -----              -------
Net cash provided by financing
  activities..............................            16                 87                  912
                                                 -------              -----              -------
Change in cash and cash equivalents.......           313                  1                    2
Cash and cash equivalents, beginning of
  period..................................            85                  1                    1
                                                 -------              -----              -------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD..................................       $   398              $   2              $     3
                                                 =======              =====              =======
Supplemental disclosures of cash flow
  information:
     Income taxes (paid) received.........       $    --              $(277)             $   177
                                                 =======              =====              =======

---------------

See Note 1 for purchase accounting adjustments.

       SEE ACCOMPANYING NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

          NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  ACQUISITION OF THE TRAVELERS LIFE AND ANNUITY COMPANY BY METLIFE, INC.

     On July 1, 2005 (the "Acquisition Date"), The Travelers Life and Annuity Company ("TLAC" or the "Company") and other affiliated entities, including the Company's parent, The Travelers Insurance Company ("TIC"), and substantially all of Citigroup Inc.'s ("Citigroup") international insurance businesses (collectively, "Travelers"), were acquired by MetLife, Inc. ("MetLife") from Citigroup Insurance Holding Corporation ("CIHC"), an indirect, wholly-owned subsidiary of Citigroup (the "Acquisition") for $12.0 billion.

     Consideration paid by MetLife for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of MetLife's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both MetLife and Citigroup and interpretation of the provisions of the acquisition agreement (the "Acquisition Agreement") by both parties.

     In accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition is being accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair value as of the Acquisition Date. As required by the U.S. Securities and Exchange Commission Staff Accounting Bulletin 54, Push Down Basis of Accounting in Financial Statements of a Subsidiary, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been "pushed down" to the financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the "successor basis" while the historical basis of accounting is referred to as the "predecessor basis." Financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled "predecessor" and "successor," respectively.

     Purchase Price Allocation and Goodwill -- Preliminary

     The purchase price has been allocated to the assets acquired and liabilities assumed using management's best estimate of their fair values as of the Acquisition Date. The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005, and the resulting goodwill, are presented below. The fair value of certain assets acquired and liabilities assumed, including goodwill, may be adjusted during the allocation period due to finalization of the purchase price to be paid to Citigroup as noted previously, agreement between Citigroup and MetLife as to the tax basis purchase price to be allocated to the acquired subsidiaries, and receipt of information regarding the estimation of certain fair values. In no case will the adjustments extend beyond one year from the Acquisition Date.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                                   SUCCESSOR
                                                              -------------------
                                                              AS OF JULY 1, 2005
                                                              -------------------
                                                                 (IN MILLIONS)
TOTAL PURCHASE PRICE........................................             $11,960
  Purchase price allocated to other affiliates..............              10,024
                                                                         -------
  Purchase price allocated to the Company...................               1,936
NET ASSETS ACQUIRED PRIOR TO PURCHASE ACCOUNTING
  ADJUSTMENTS...............................................  $ 2,034
ADJUSTMENTS TO REFLECT ASSETS ACQUIRED AT FAIR VALUE:
  Fixed maturities available-for-sale.......................       (4)
  Mortgage loans on real estate.............................       11
  Real estate and real estate joint ventures
     held-for-investment....................................       (1)
  Other limited partnership interests.......................        2
  Premiums and other receivables............................      (47)
  Elimination of historical deferred policy acquisition
     costs..................................................   (1,622)
  Value of business acquired................................    1,676
  Value of distribution agreements acquired.................        8
  Net deferred income tax asset.............................      168
ADJUSTMENTS TO REFLECT LIABILITIES ASSUMED AT FAIR VALUE:
  Future policy benefits....................................       20
  Policyholder account balances.............................     (464)
  Other liabilities.........................................      (69)
                                                              -------
NET FAIR VALUE OF ASSETS ACQUIRED AND LIABILITIES ASSUMED...               1,712
                                                                         -------
GOODWILL RESULTING FROM THE ACQUISITION.....................             $   224
                                                                         =======

     The entire amount of goodwill is expected to be deductible for tax purposes.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     Condensed Statement of Net Assets Acquired

     The condensed statement of net assets acquired reflects the fair value of the Company's net assets as of July 1, 2005 as follows:

                                                                  SUCCESSOR
                                                              ------------------
                                                              AS OF JULY 1, 2005
                                                              ------------------
                                                                (IN MILLIONS)
ASSETS:
  Fixed maturities available-for-sale.......................       $ 6,135
  Equity securities available-for-sale......................            35
  Mortgage loans on real estate.............................           281
  Policy loans..............................................            36
  Other limited partnership interests.......................            79
  Short-term investments....................................           188
  Other invested assets.....................................           342
                                                                   -------
     Total investments......................................         7,096
  Cash and cash equivalents.................................            85
  Accrued investment income.................................            80
  Premiums and other receivables............................           175
  Value of business acquired................................         1,676
  Goodwill..................................................           224
  Other intangible assets...................................             8
  Net deferred income tax asset.............................             7
  Other assets..............................................             1
  Separate account assets...................................        11,617
                                                                   -------
     Total assets acquired..................................        20,969
                                                                   -------
LIABILITIES:
  Future policy benefits....................................         1,416
  Policyholder account balances.............................         5,684
  Other policyholder funds..................................            15
  Current income taxes payable..............................            37
  Other liabilities.........................................           264
  Separate account liabilities..............................        11,617
                                                                   -------
     Total liabilities assumed..............................        19,033
                                                                   -------
     Net assets acquired....................................       $ 1,936
                                                                   =======

     Other Intangible Assets

     Value of business acquired ("VOBA") reflects the estimated fair value of in-force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in-force at the Acquisition Date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience.

     The value of the other identifiable intangibles reflects the estimated fair value of the Company's distribution agreements acquired at July 1, 2005 and will be amortized in relation to the expected economic

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

benefits of the agreements. If actual experience under the distribution agreements differs from expectations, the amortization of these intangibles will be adjusted to reflect actual experience.

     For purposes of calculating the VOBA and other intangible assets relating to the Acquisition, management considered the Company's weighted average cost of capital, as well as the weighted average cost of capital required by market participants. A discount rate of 11.5% was used to value these intangible assets.

     The fair value of business acquired and distribution agreements acquired are as follows:

                                                                SUCCESSOR
                                                              -------------
                                                              JULY 1, 2005
                                                              -------------
                                                              (IN MILLIONS)
Value of business acquired..................................     $1,676
Value of distribution agreements acquired...................          8
                                                                 ------
  Total value of amortizable intangible assets acquired.....      1,684
Non-amortizable intangible assets acquired..................         --
                                                                 ------
  Total value of intangible assets acquired, excluding
     goodwill...............................................     $1,684
                                                                 ======

     The estimated future amortization of the value of business acquired and the value of distribution agreements acquired from 2005 to 2010 is as follows:

                                                                SUCCESSOR
                                                              -------------
                                                                  AS OF
                                                              SEPTEMBER 30,
                                                                  2005
                                                              -------------
                                                              (IN MILLIONS)
Three months ended December 31, 2005........................       $ 45
2006........................................................       $180
2007........................................................       $171
2008........................................................       $159
2009........................................................       $147
2010........................................................       $133

2.  SUMMARY OF ACCOUNTING POLICIES

     BUSINESS

     The Company is a Connecticut corporation incorporated in 1973. As described more fully in Note 1, TLAC is a wholly-owned subsidiary of TIC, which became a wholly-owned subsidiary of MetLife, a leading provider of insurance and other financial services to individual and institutional customers, on July 1, 2005. The Company offers annuities and life insurance to individuals and small businesses.

     The Company currently operates as a single segment and, as such, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate the performance of such activities and will report on a segment basis when appropriate to do so.

     BASIS OF PRESENTATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs ("DAC"), including VOBA; (vi) the measurement of goodwill and related impairment, if any;
(vii) the liability for future policyholder benefits; (viii) the liability for litigation and regulatory matters; and (ix) accounting for reinsurance transactions. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed - the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial service industries; others are specific to the Company's businesses and operations. Actual results could differ from these estimates.

     Certain amounts in the prior periods' financial statements have been reclassified to conform with the 2005 presentation.

     As described more fully in Note 1, the application of purchase accounting resulted in the establishment of a new basis of accounting. Consequently, all periods prior and subsequent to the Acquisition Date are labeled "predecessor" and "successor," respectively. As such periods are not presented on a consistent basis, the six month period prior to the Acquisition is presented separately from the three month period subsequent to the Acquisition.

     The accompanying unaudited interim condensed financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2005, its results of operations for the three months ended September 30, 2005 and 2004, the six months ended June 30, 2005 and the nine months ended September 30, 2004, its statements of stockholder's equity for the three months ended September 30, 2005 and the six months ended June 30, 2005 and its cash flows for the three months ended September 30, 2005, the six months ended June 30, 2005 and the nine months ended September 30, 2004 in accordance with GAAP. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed financial statements should be read in conjunction with the financial statements of the Company included in TLAC's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission ("SEC").

SIGNIFICANT ACCOUNTING POLICIES

     The following significant accounting policies included in TLAC's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC have been updated or amended in connection with the Acquisition as follows:

     Goodwill

     Goodwill is the excess of cost over the fair value of net assets acquired. Changes in goodwill are as follows:

                                                                 NINE MONTHS
                                                                    ENDED
                                                              SEPTEMBER 30, 2005
                                                              ------------------
                                                                (IN MILLIONS)
Balance, beginning of year (Predecessor)....................        $  --
Effect of push down accounting of MetLife's purchase price
  on TLAC's net assets acquired (see Note 1)................          224
                                                                    -----
Balance, end of period (Successor)..........................        $ 224
                                                                    =====

     Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. If the carrying value of a reporting unit's goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using discounted cash flow models. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results.

     Liability for Future Policy Benefits and Policyholder Account Balances

     Future policy benefits represent liabilities for future insurance policy benefits for payout annuities and traditional life products. The annuity payout reserves were historically calculated using the mortality and interest assumptions used in the actual pricing of the benefits. Mortality assumptions are based on the Company's experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. Traditional life products include whole life and term insurance. Traditional life product reserves are estimated on the basis of actuarial assumptions as to mortality, persistency and interest rates, established at policy issue. Assumptions established at policy issuance as to mortality and persistency are based on the Company's experience which, together with interest assumptions, include a margin for adverse deviation. For those contracts in-force at the time of the Acquisition, the Company revalued the reserves using updated assumptions as to interest rates, mortality, persistency and provisions for adverse deviation which were current as of the time of the Acquisition.

     Policyholder account balances represent receipts from the issuance of universal life, pension, investment and certain deferred annuity contracts. For universal life contracts, policyholder account balances are increased by receipts for mortality coverage, contract administration, surrender charges and interest accrued where one or more of these elements are not fixed or guaranteed. These balances are decreased by withdrawals, mortality charges and administrative expenses charged to policyholders where these charges are not fixed or guaranteed. Pension, investment and certain annuity contracts do not contain significant insurance risks and are considered investment type contracts. Policyholder account balances are increased by receipts and credited interest and reduced by withdrawals and administrative expenses charged to the policyholder. For those contracts in-force at the time of the Acquisition, the Company revalued the policyholder account balances using current market credit rates on similar newly issued policies.

     Single Premium Immediate Annuities and Structured Settlements

     Prior to the Acquisition, the Company determined the classification of its single premium immediate annuities and structured settlements as investment or insurance contracts at the contract level. As such, single premium immediate annuities and structured settlements with life contingent payments were classified and accounted for as "limited pay" long-duration insurance contracts due to their significant mortality risk. The liability associated with these contracts was reported in future policyholder benefits on the Company's balance sheet. Contracts without life contingencies were classified as investment contracts and were reported in policyholder account balances.

     Subsequent to the Acquisition, the Company classifies single premium immediate annuities and structured settlements at the block of business level which combines those contracts with life contingencies and those contracts without life contingencies. In the aggregate, both the single premium immediate annuities and structured settlements contain significant mortality risk. Therefore, the Company accounts for all single premium immediate annuities and structured settlements as long-duration insurance contracts and reports them as future policyholder benefits.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     Deferred Annuities with Guaranteed Minimum Death Benefit Features

     Prior to the Acquisition, the Company recorded its deferred annuity contracts, including the guaranteed minimum death benefit ("GMDB") features, as investment contracts. Subsequent to the Acquisition, the Company records such contracts as insurance products. As a result, the Company has established a future policyholder benefit liability for GMDBs in accordance with Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1").

     Amortization of Deferred Acquisition Costs for Deferred and Payout
     Annuities

     Prior to the Acquisition, the Company amortized its deferred and payout annuity contracts employing a level effective yield methodology, whereas subsequent to the Acquisition, the Company amortizes DAC for deferred annuity contracts in proportion to the anticipated gross profits and payout annuity contracts in proportion to anticipated premiums.

     Equity Method of Accounting for Joint Ventures

     Prior to the Acquisition, the Company used the equity method of accounting for all real estate joint ventures and other limited partnership interests in which it had an ownership interest but did not control, including those in which it had a minor equity investment or virtually no influence over operations.

     Subsequent to the Acquisition, the Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has more than a minor ownership interest or more than minor influence over operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for real estate joint ventures and other limited partnership interests in which it has a minor ownership investment and virtually no influence over operations.

     Federal Income Taxes

     Federal income taxes for interim periods have been computed using an actual effective tax rate. For federal income tax purposes, an election under Internal Revenue Code Section 338 was made by the Company's ultimate parent, MetLife. As a result of this election, the tax bases in the acquired assets and liabilities were adjusted as of the Acquisition Date resulting in a change to the related deferred income taxes. See Notes 1 and 5.

     APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs,

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's unaudited interim condensed financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on the Company's unaudited interim condensed financial statements.

     In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of Emerging Issue Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is effective on a prospective basis for other-than-temporary impairments on certain investments in periods beginning after December 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which was effective December 31, 2003 and will remain in effect until the adoption of FSP 115-1. The Company does not anticipate that the adoption will have a material impact on its unaudited interim condensed financial statements.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company's unaudited interim condensed financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 is not expected to have a material impact on the Company's unaudited interim condensed financial statements.

     In June 2005, the FASB cleared SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and Implementation Issue No. B39, Embedded
Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

that the potential settlement of a debtor's obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issue Nos. B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, are not expected to have a material impact on the Company's unaudited interim condensed financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's unaudited interim condensed financial statements.

     Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's unaudited interim condensed financial statements.

     Effective January 1, 2004, the Company adopted SOP 03-1, as interpreted by a Technical Practice Aid issued by the AICPA. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation.

     The following summarizes the more significant aspects of the Company's adoption of SOP 03-1 prior to the Acquisition, effective January 1, 2004:

          Separate Account Presentation. SOP 03-1 requires separate account products to meet certain criteria in order to be treated as separate account products. For products not meeting the specified criteria, these assets and liabilities are included in the reporting entity's general account.

          Variable Annuity Contracts with Guaranteed Minimum Death Benefit Features. SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a liability for insurance contracts, and provides that the reporting entity does not hold liabilities for investment contracts (i.e., there is no significant mortality risk).

          Liabilities for Universal Life and Variable Universal Life
     Contracts. SOP 03-1 requires that a liability, in addition to the account balance, be established for certain insurance benefit features provided under universal life and variable universal life products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

          The Company's universal life and variable universal life products were reviewed to determine whether an additional liability is required under SOP 03-1. The Company determined that SOP 03-1

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     applied to some of its universal life and variable universal life contracts with these features and established an additional liability of less than $1 million.

          Sales Inducements to Contract Holders. In accordance with SOP 03-1, the Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. During the first nine months of 2005 and 2004, the Company capitalized sales inducements of approximately $17 million and $20 million, respectively, in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the three months ended September 30, 2005 and 2004, the six months ended June 30, 2005 and the nine months ended September 30, 2004, amortization of these capitalized amounts was insignificant.

3.  INVESTMENTS

     FIXED MATURITIES BY SECTOR AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                              SUCCESSOR
                                             --------------------------------------------
                                                          SEPTEMBER 30, 2005
                                             --------------------------------------------
                                                            GROSS
                                              COST OR    UNREALIZED
                                             AMORTIZED   -----------   ESTIMATED    % OF
                                               COST      GAIN   LOSS   FAIR VALUE   TOTAL
                                             ---------   ----   ----   ----------   -----
                                                            (IN MILLIONS)
U.S. corporate securities..................   $3,202     $  3   $ 60     $3,145      54.7%
Mortgage-backed securities.................    1,775        1     22      1,754      30.5
Foreign corporate securities...............      521        3     12        512       8.9
U.S. treasury/agency securities............      223       --      7        216       3.7
State and political subdivision
  securities...............................       77       --      3         74       1.3
Foreign government securities..............       47        2      1         48       0.8
                                              ------     ----   ----     ------     -----
  Total bonds..............................    5,845        9    105      5,749      99.9
Redeemable preferred stocks................        3       --     --          3       0.1
                                              ------     ----   ----     ------     -----
  Total fixed maturities...................   $5,848     $  9   $105     $5,752     100.0%
                                              ======     ====   ====     ======     =====
Common stocks..............................   $   19     $  1   $  1     $   19      86.4%
Nonredeemable preferred stocks.............        3       --     --          3      13.6
                                              ------     ----   ----     ------     -----
  Total equity securities..................   $   22     $  1   $  1     $   22     100.0%
                                              ======     ====   ====     ======     =====

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                               PREDECESSOR
                                              ---------------------------------------------
                                                            DECEMBER 31, 2004
                                              ---------------------------------------------
                                                             GROSS
                                               COST OR     UNREALIZED
                                              AMORTIZED   ------------   ESTIMATED    % OF
                                                COST      GAIN   LOSS    FAIR VALUE   TOTAL
                                              ---------   ----   -----   ----------   -----
                                                              (IN MILLIONS)
U.S. corporate securities...................   $3,565     $219   $  4      $3,780      60.4%
Mortgage-backed securities..................      906       24      1         929      14.8
Foreign corporate securities................    1,180       71      2       1,249      20.0
U.S. treasury/agency securities.............      154        9     --         163       2.6
State and political subdivision
  securities................................       57        8     --          65       1.0
Foreign government securities...............       63        6     --          69       1.1
                                               ------     ----   -----     ------     -----
  Total bonds...............................    5,925      337      7       6,255      99.9
Redeemable preferred stocks.................        4        2     --           6       0.1
                                               ------     ----   -----     ------     -----
  Total fixed maturities....................   $5,929     $339   $  7      $6,261     100.0%
                                               ======     ====   =====     ======     =====
Common stocks...............................   $   19     $  3   $ --      $   22      84.6%
Nonredeemable preferred stocks..............        4       --     --           4      15.4
                                               ------     ----   -----     ------     -----
  Total equity securities...................   $   23     $  3   $ --      $   26     100.0%
                                               ======     ====   =====     ======     =====

     UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES
     AVAILABLE-FOR-SALE

     The following tables show the estimated fair values and gross unrealized losses of the Company's fixed maturities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

time that the securities have been in a continuous unrealized loss position at September 30, 2005 and December 31, 2004:

                                                               SUCCESSOR
                       ------------------------------------------------------------------------------------------
                                                           SEPTEMBER 30, 2005
                       ------------------------------------------------------------------------------------------
                                                              EQUAL TO OR
                           LESS THAN 12 MONTHS           GREATER THAN 12 MONTHS                 TOTAL
                       ----------------------------   ----------------------------   ----------------------------
                       ESTIMATED         GROSS        ESTIMATED         GROSS        ESTIMATED         GROSS
                       FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                       ----------   ---------------   ----------   ---------------   ----------   ---------------
                                                         (DOLLARS IN MILLIONS)
U.S. corporate
  securities.........    $2,847          $ 60           $  --           $  --          $2,847          $ 60
Mortgage-backed
  securities.........     1,507            22              --              --           1,507            22
Foreign corporate
  securities.........       460            12              --              --             460            12
U.S. treasury/agency
  securities.........       203             7              --              --             203             7
State and political
  subdivision
  securities.........        74             3              --              --              74             3
Foreign government
  securities.........        26             1              --              --              26             1
                         ------          ----           -----           -----          ------          ----
  Total bonds........     5,117           105              --              --           5,117           105
Redeemable preferred
  stocks.............         1            --              --              --               1            --
                         ------          ----           -----           -----          ------          ----
  Total fixed
     maturities......    $5,118          $105           $  --           $  --          $5,118          $105
                         ======          ====           =====           =====          ======          ====
  Equity
     securities......    $   12          $  1           $  --           $  --          $   12          $  1
                         ======          ====           =====           =====          ======          ====
  Total number of
     securities in an
     unrealized loss
     position........     1,647                            --                           1,647
                         ======                         =====                          ======

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                              PREDECESSOR
                       ------------------------------------------------------------------------------------------
                                                           DECEMBER 31, 2004
                       ------------------------------------------------------------------------------------------
                                                              EQUAL TO OR
                           LESS THAN 12 MONTHS           GREATER THAN 12 MONTHS                 TOTAL
                       ----------------------------   ----------------------------   ----------------------------
                       ESTIMATED         GROSS        ESTIMATED         GROSS        ESTIMATED         GROSS
                       FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                       ----------   ---------------   ----------   ---------------   ----------   ---------------
                                                             (IN MILLIONS)
U.S. corporate
  securities.........     $408           $  4            $15            $  --           $423           $  4
Mortgage-backed
  securities.........      103              1             --               --            103              1
Foreign corporate
  securities.........      141              1             24                1            165              2
U.S. treasury/agency
  securities.........        5             --             --               --              5             --
Foreign government
  securities.........        1             --             --               --              1             --
                          ----           ----            ---            -----           ----           ----
  Total bonds........      658              6             39                1            697              7
Redeemable preferred
  stocks.............        1             --             --               --              1             --
                          ----           ----            ---            -----           ----           ----
  Total fixed
     maturities......     $659           $  6            $39            $   1           $698           $  7
                          ====           ====            ===            =====           ====           ====
  Equity
     securities......     $  1           $ --            $ 3            $  --           $  4           $ --
                          ====           ====            ===            =====           ====           ====

     The Company records impairments as investment losses and adjusts the cost basis of the fixed maturities and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturities and equity securities were $0 million and $2 million for the three months ended September 30, 2005 and 2004, respectively, $0 million for the six months ended June 30, 2005, and $7 million for the nine months ended September 30, 2004.

     AGING OF GROSS UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following table presents the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities at September 30, 2005 where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                                   SUCCESSOR
                                          ------------------------------------------------------------
                                                               SEPTEMBER 30, 2005
                                          ------------------------------------------------------------
                                               COST OR               GROSS              NUMBER OF
                                            AMORTIZED COST     UNREALIZED LOSSES        SECURITIES
                                          ------------------   ------------------   ------------------
                                          LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                             20%       MORE       20%       MORE       20%       MORE
                                          ---------   ------   ---------   ------   ---------   ------
                                                             (DOLLARS IN MILLIONS)
Less than six months....................   $5,221      $15       $102        $4       1,633       14
                                           ------      ---       ----        --       -----       --
  Total.................................   $5,221      $15       $102        $4       1,633       14
                                           ======      ===       ====        ==       =====       ==

     The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period that such determination is made. These adjustments are recorded as investment losses. The assessment of whether such impairment has occurred is based on management's case-by-case

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Such considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company's ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

     The Company's review of its fixed maturities and equity securities for impairments also includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.

     NET INVESTMENT GAINS (LOSSES)

     Net investment gains (losses) are as follows:

                                                               SUCCESSOR           PREDECESSOR
                                                           ------------------   ------------------
                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                           SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                                           ------------------   ------------------
                                                                        (IN MILLIONS)
Fixed maturities.........................................         $(16)                $ 1
Equity securities........................................           --                  --
Mortgage loans on real estate............................           (1)                 --
Derivatives..............................................           25                   8
Other....................................................           --                   1
                                                                  ----                 ---
  Net investment gains (losses)..........................         $  8                 $10
                                                                  ====                 ===

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                SUCCESSOR                     PREDECESSOR
                                            ------------------   -------------------------------------
                                            THREE MONTHS ENDED   SIX MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30, 2005    JUNE 30, 2005     SEPTEMBER 30, 2004
                                            ------------------   ----------------   ------------------
                                                                  (IN MILLIONS)
Fixed maturities..........................         $(16)              $  (5)               $(9)
Equity securities.........................           --                   2                 --
Mortgage loans on real estate.............           (1)                 --                 --
Derivatives...............................           25                  (3)                11
Other.....................................           --                  --                  4
                                                   ----               -----                ---
  Net investment gains (losses)...........         $  8               $  (6)               $ 6
                                                   ====               =====                ===

     The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment or are attributable to declines in fair value occurring in the period of disposition.

4. DERIVATIVE FINANCIAL INSTRUMENTS

TYPES OF DERIVATIVE INSTRUMENTS

     The Company previously disclosed in its financial statements for the year ended December 31, 2004, its types and uses of derivative instruments, and financial statement classifications. This information should be read in conjunction with Notes 1 and 9 of Notes to Financial Statements included in TLAC's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC. As a part of the Acquisition, positive derivative revaluation gains were reclasified from other assets to other invested assets to conform with MetLife's presentation.

     Effective at the Acquisition Date, the Company's derivative positions which previously qualified for hedge accounting were dedesignated in accordance with SFAS 133. Such derivative positions were not redesignated in hedging relationships. Accordingly, changes in derivative fair values for the three months ended September 30, 2005 are recorded in net investment gains (losses).

     The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

                                                     SUCCESSOR                        PREDECESSOR
                                          -------------------------------   -------------------------------
                                                SEPTEMBER 30, 2005                 DECEMBER 31, 2004
                                          -------------------------------   -------------------------------
                                                        CURRENT MARKET                    CURRENT MARKET
                                                        OR FAIR VALUE                     OR FAIR VALUE
                                          NOTIONAL   --------------------   NOTIONAL   --------------------
                                           AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                          --------   ------   -----------   --------   ------   -----------
                                                                    (IN MILLIONS)
Interest rate swaps.....................   $  948     $204       $  --        $200      $  4        $ 1
Financial futures.......................       64       --           2         168        --         --
Foreign currency swaps..................       32       --           3          29        --         10
Foreign currency forwards...............        7       --          --           3        --         --
Options.................................       --      111           3          --       135         --
Financial forwards......................       --       --           2          --        --          2
Credit default swaps....................        4       --          --           9        --         --
                                           ------     ----       -----        ----      ----        ---
  Total.................................   $1,055     $315       $  10        $409      $139        $13
                                           ======     ====       =====        ====      ====        ===

     The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2005 and December 31, 2004, the Company was obligated to return cash collateral under its control of $105 million and $94 million,

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the interim condensed balance sheet. As of September 30, 2005, and December 31, 2004, the Company had also accepted collateral consisting of various securities with a fair market value of $13 million and $8 million, respectively, which is held in separate custodial accounts and is not reflected in the interim condensed financial statements. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2005 and December 31, 2004, none of the collateral had been sold or repledged.

  HEDGING

     The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                                 SUCCESSOR                        PREDECESSOR
                                      -------------------------------   -------------------------------
                                            SEPTEMBER 30, 2005                 DECEMBER 31, 2004
                                      -------------------------------   -------------------------------
                                                      FAIR VALUE                        FAIR VALUE
                                      NOTIONAL   --------------------   NOTIONAL   --------------------
                                       AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                      --------   ------   -----------   --------   ------   -----------
                                                                (IN MILLIONS)
Fair value..........................   $   --     $ --       $  --        $129      $ --        $--
Cash flow...........................       --       --          --         126         3         10
Non-qualifying......................    1,055      315          10         154       136          3
                                       ------     ----       -----        ----      ----        ---
  Total.............................   $1,055     $315       $  10        $409      $139        $13
                                       ======     ====       =====        ====      ====        ===

  EMBEDDED DERIVATIVES

     The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum accumulation and withdrawal benefits. The fair value of the Company's embedded derivative liabilities was $23 million and $72 million at September 30, 2005 and December 31, 2004, respectively. The amounts included in net investment gains (losses) during the three months ended September 30, 2005 and 2004, were $14 million and $13 million, respectively. The amounts included in net investment gains (losses) during the six months ended June 30, 2005 and the nine months ended September 30, 2004, were ($10) million and $20 million, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

5.  INCOME TAXES

     The net deferred income tax asset (liability) was comprised of the tax effects of temporary differences related to the following assets and liabilities:

                                                          SUCCESSOR           PREDECESSOR
                                                      ------------------   -----------------
                                                      SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                      ------------------   -----------------
                                                                  (IN MILLIONS)
Deferred income tax assets:
Benefit, reinsurance and other reserves.............        $ 498                $ 372
Employee benefits...................................            7                   --
Net unrealized investment losses....................           17                   --
Other...............................................           19                    7
                                                            -----                -----
Total...............................................          541                  379
                                                            -----                -----
Deferred income tax liabilities:
Deferred policy acquisition costs and value of
  business acquired.................................         (507)                (426)
Net unrealized investment gains.....................           --                 (118)
Investments, net....................................           --                  (13)
Other...............................................           --                   (2)
                                                            -----                -----
Total...............................................         (507)                (559)
                                                            -----                -----
Net deferred income tax asset (liability)...........        $  34                $(180)
                                                            =====                =====

     If the Company determines that any of its deferred income tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. Based predominantly upon a review of the Company's anticipated future taxable income, but also including all other available evidence, both positive and negative, the Company's management concluded that it is "more likely than not" that the net deferred income tax asset will be realized.

6.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

     LITIGATION AND REGULATORY PROCEEDINGS

     The Company is a defendant in a number of litigation matters. In some of the matters, indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrate to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. Thus, unless stated below, the specific monetary relief sought is not noted.

     Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

documentary evidence, the credibility and effectiveness of witnesses' testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

     On a quarterly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2005.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against TLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former TLAC affiliate, purchased structured settlement annuities from TLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of TLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against TLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order and the appeal is now pending before the Connecticut Supreme Court.

     In 2003 and 2004, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in the insurance industry, the Company has received a request for information from the SEC and a subpoena from the New York Attorney General regarding market timing and late trading. During 2004, the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing, and the SEC, the NASD and the New York Insurance Department have made inquiries into these issues and other matters associated with the sale and distribution of insurance products. In addition, like many insurance companies and agencies, in 2004 and 2005, the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is cooperating fully with all of these requests and is not able to predict their outcomes.

     In addition, the Company is a defendant or co-defendant in various other litigation matters in the normal course of business. These include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company, a broker and dealer in securities or otherwise. Further, state insurance regulatory authorities and other federal and state authorities may make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

     In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the Company's financial condition or liquidity, but, if involving monetary liability, may be material to the Company's operating results for any particular period.

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $7 million and $20 million at September 30, 2005 and

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

December 31, 2004, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

  GUARANTEES

     In the course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future.

     In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental, other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits.

     In addition, the Company indemnifies its directors and officers as provided in its charter and by-laws. Also, the Company indemnifies other of its agents for liabilities incurred as a result of their representation of the Company's interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnities in the future.

7.  EQUITY

     Under Connecticut State Insurance Law, the Company is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent, as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. TLAC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance ("Commissioner") and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of TLAC by MetLife, under Connecticut State Insurance Law all dividend payments by TLAC through June 30, 2007 require prior approval of the Commissioner.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

   NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

8.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                                                SUCCESSOR            PREDECESSOR
                                                           -------------------   -------------------
                                                              THREE MONTHS          THREE MONTHS
                                                           ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                  2005                  2004
                                                           -------------------   -------------------
                                                                         (IN MILLIONS)
Net income...............................................         $ 31                  $ 24
Other comprehensive income (loss):
  Unrealized gains (losses) on derivative instruments,
     net of income taxes.................................           --                    (1)
  Unrealized investment-related gains (losses), net of
     related offsets and income taxes....................          (32)                  104
                                                                  ----                  ----
Other comprehensive income (loss):.......................          (32)                  103
                                                                  ----                  ----
     Comprehensive income (loss).........................         $ (1)                 $127
                                                                  ====                  ====

                                               SUCCESSOR                       PREDECESSOR
                                          -------------------   -----------------------------------------
                                             THREE MONTHS           SIX MONTHS            NINE MONTHS
                                          ENDED SEPTEMBER 30,     ENDED JUNE 30,      ENDED SEPTEMBER 30,
                                                 2005                  2005                  2004
                                          -------------------   -------------------   -------------------
                                                                   (IN MILLIONS)
Net income..............................         $ 31                   $76                  $101
Other comprehensive income (loss):
  Unrealized gains (losses) on
     derivative instruments, net of
     income taxes.......................           --                    (2)                   (3)
  Unrealized investment-related gains
     (losses), net of related offsets
     and income taxes...................          (32)                   (5)                   10
                                                 ----                   ---                  ----
Other comprehensive income (loss):......          (32)                   (7)                    7
                                                 ----                   ---                  ----
     Comprehensive income (loss)........         $ (1)                  $69                  $108
                                                 ====                   ===                  ====

9.  RELATED PARTY TRANSACTIONS

     TLAC is a beneficiary under a reinsurance transaction entered into in December 2004 between TLAC and an affiliate, The Travelers Life and Annuity Reinsurance Company ("TLARC"), with respect to TLAC's reserves related to guarantee features included in certain of their universal life and variable universal life products. This transaction is treated as a deposit-type contract and at September 30, 2005, TLAC had a recoverable from TLARC of $35 million. Fees associated with this contract, included within other expenses, were $4 million for the three months ended September 30, 2005 and $22 million for the six months ended June 30, 2005.

     In addition, TLAC's individual insurance mortality risk is reinsured, in part, to Reinsurance Group of America, Incorporated ("RGA"), an affiliate. Under these agreements with RGA, reinsurance receivables include $30 million at September 30, 2005 and $17 million at December 31, 2004. Ceded premiums paid and benefits received were $9 million and $18 million, respectively, for the three months ended September 30, 2005 and $14 million and $7 million, respectively, for the six months ended June 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's narrative analysis of the results of operations of The Travelers Life and Annuity Company ("TLAC" or the "Company") is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the MD&A included in TLAC's Annual Report on Form 10-K for the year ended December 31, 2004.

     This narrative analysis contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of the Company, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance.

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) adverse results or other consequences from litigation, arbitration or regulatory investigations; (v) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (vi) downgrades in the Company's and its affiliates' claims paying ability, financial strength or credit ratings;
(vii) changes in rating agency policies or practices; (viii) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (ix) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (x) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xi) changes in results of the Company arising from the acquisition by MetLife, Inc. ("MetLife") and integration of its business into MetLife's operations; and (xii) other risks and uncertainties described from time to time in TLAC's filings with the U.S. Securities and Exchange Commission ("SEC"). The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

     TLAC's Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and all amendments to these reports are available at www.metlife.com by selecting "Investor Relations." The information found on the website is not part of this or any other report filed with or furnished to the SEC.

THE ACQUISITION

     On July 1, 2005 (the "Acquisition Date"), TLAC and other affiliated entities, including the Company's parent, The Travelers Insurance Company ("TIC"), and substantially all of Citigroup Inc.'s ("Citigroup") international insurance businesses (collectively, "Travelers"), were acquired by MetLife from Citigroup Insurance Holding Corporation ("CIHC"), an indirect, wholly-owned subsidiary of Citigroup (the "Acquisition") for $12.0 billion.

     Consideration paid by MetLife for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of MetLife's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both MetLife and Citigroup and the interpretation of the provisions of the acquisition agreement (the "Acquisition Agreement") by both parties.

BUSINESS

     The Company's core offerings include universal and variable life insurance, fixed and variable deferred annuities, structured settlements and payout annuities.

     The Company has a license from The St. Paul Travelers Companies, Inc. to permit it to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business.

     The in-force business of the Company is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products. Declines in credit quality of issuers will have a negative effect on earnings. The Company's annuity products are interest rate and equity market sensitive. The Company's variable annuities include products with guaranteed features that are equity market sensitive. The guaranteed minimum death benefit feature pays benefits when at the time of death of a contractholder the account value is below the guaranteed amount. Another guaranteed feature offered is a guaranteed minimum withdrawal benefit, which is considered an embedded derivative. Exposure increases with the decline in equity markets and exposure decreases with equity market growth. This exposure creates earnings volatility because the embedded derivative is marked to market through income. The Company has entered into an alternative hedging strategy to reduce the earnings volatility.

     A significant portion of life insurance mortality risk is reinsured. Increasing prices and reduced capacity may adversely impact assets, liabilities and earnings of the Company.

FINANCIAL CONDITION

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition is being accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair value as of the Acquisition Date. As required by SEC Staff Accounting Bulletin 54, Push Down Basis of Accounting in Financial Statements of a Subsidiary, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been "pushed down" to the financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the "successor basis" while the historical basis of accounting is referred to as the "predecessor basis."

     The establishment of a new basis of accounting resulted in significant fair value adjustments related to certain invested assets not already carried at their fair value, deferred policy acquisition costs, value of business acquired, future policy benefits and policyholder account balances and the establishment of goodwill. Additionally, the Company's ultimate parent, MetLife, made an election under Internal Revenue Code Section 338 to adjust the tax bases of the assets acquired and liabilities assumed which resulted in the establishment of a deferred income tax asset. Period over period comparisons will be impacted by such adjustments.

     In connection with the Acquisition, MetLife filed with the State of Connecticut Insurance Department (the "Department") an Amended and Restated Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer, dated April 19, 2005 (the "Form A"), seeking the approval of the Department to acquire control of the Company. The Form A was approved by the Department on June 30, 2005. The Form A includes MetLife's post-Acquisition business plan and financial projections for the Company after the closing date. The Company will generally phase out the products that it currently issues by the end of 2006 which may, over time, result in fewer assets and liabilities. The Company may, however, determine to introduce new products in the future.

RESULTS OF OPERATIONS

     For purposes of management's discussion and analysis only, the pro forma combined results of operations for the nine month period ended September 30, 2005 discussed below represents the mathematical addition of the historical results for the predecessor period from January 1, 2005 through June 30, 2005 and the successor period from July 1, 2005 through September 30, 2005. This approach is not consistent with accounting principles generally accepted in the United States of America and yields results that are not comparable on a period-over-period basis due to the new basis of accounting established at the Acquisition Date. However, management believes it is the most meaningful way to comment on the results of operations for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004.

     The results of operations are as follows:

                                                                       PRO FORMA
                                                                       COMBINED
                                         SUCCESSOR     PREDECESSOR      RESULTS       PREDECESSOR
                                       -------------   -----------   -------------   -------------
                                       THREE MONTHS    SIX MONTHS     NINE MONTHS     NINE MONTHS
                                           ENDED          ENDED          ENDED           ENDED
                                       SEPTEMBER 30,    JUNE 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                           2005           2005           2005            2004
                                       -------------   -----------   -------------   -------------
                                                              (IN MILLIONS)
REVENUES
Premiums.............................      $  7           $ 20             $ 27           $ 28
Universal life and investment-type
  product policy fees................       117            221              338            247
Net investment income................        87            223              310            288
Other revenues.......................         5             12               17             15
Net investment gains (losses)........         8             (6)               2              6
                                           ----           ----             ----           ----
  Total revenues.....................       224            470              694            584
                                           ----           ----             ----           ----
EXPENSES
Policyholder benefits and claims.....        44             49               93             61
Interest credited to policyholder
  account balances...................        38            126              164            177
Other expenses.......................        98            184              282            207
                                           ----           ----             ----           ----
  Total expenses.....................       180            359              539            445
                                           ----           ----             ----           ----
Income before provision for income
  taxes..............................        44            111              155            139
Provision for income taxes...........        13             35               48             38
                                           ----           ----             ----           ----
Net income...........................      $ 31           $ 76             $107           $101
                                           ====           ====             ====           ====

     Net income increased by $6 million, or 6%, to $107 million in the nine months ended September 30, 2005 from $101 million in the comparable 2004 period. This increase is the result of an increase in total revenues of $110 million due to an increase in universal life and variable annuity product policy fees related to growth in the business and favorable market performance, an increase in net investment income resulting principally from a real estate joint venture transaction and a reduction of net investment gains (losses). Total expenses increased by $94 million due to higher policyholder benefits and claims resulting principally from unfavorable mortality experience in universal life products and an increase in other expenses resulting from an increase in costs associated with a reinsurance contract with an affiliate entered into in December 2004, increased amortization of deferred policy acquisition costs and lower capitalization of policy acquisition costs. The increase in income taxes of $10 million is the result of an increase in income before provision for income taxes and an increase in the effective tax rate arising from a reduction in the dividend received deduction.

     Total revenues, excluding net investment gains (losses), increased by $114 million, or 20%, to $692 million for the nine months ended September 30, 2005 from $578 million for the comparable 2004 period. This increase is driven by a $91 million, or 37%, increase in fees related to increased universal life and investment-type product policy fees for universal life and variable annuity products from the growth in the business and favorable market performance. Net investment income also increased by $22 million, or 8%, over the prior year period due to an increased asset base resulting from growth in the business and a real estate joint venture transaction of $15 million, offset by lower yields from the revaluation of the investment portfolio through the application of the purchase method of accounting.

     Total expenses increased by $94 million, or 21%, to $539 million for the nine months ended September 30, 2005 from $445 million for the comparable 2004 period. Policyholder benefits and claims increased by $32 million, or 52%, as a result of unfavorable mortality in universal life products, as well as a structured settlement liability release of $9 million in 2004. Interest credited to policyholder account balances decreased by $13 million, or 7%, due to lower crediting rates on annuity products resulting from the revaluation of the policyholder account balance through the application of the purchase method of accounting. Other expenses increased by $75 million, or 36%, primarily due to costs associated with a reinsurance contract with an affiliate entered into in December 2004. Additionally, other expenses increased due to higher amortization of deferred policy acquisition costs during the first six months of 2005 as a result of growth in the business and higher account balances related to universal life products and lower capitalization of deferred policy acquisition costs during the three months ended September 30, 2005, due to a change in policy subsequent to the Acquisition.

INSURANCE REGULATIONS

     Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners ("NAIC") and the states to identify companies that merit further regulatory action. At December 31, 2004, the Company had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

     Under Connecticut State Insurance Law, the Company is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent, as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. TLAC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance ("Commissioner") and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of TLAC by MetLife, under Connecticut State Insurance Law all dividend payments by TLAC through June 30, 2007 require prior approval of the Commissioner.

APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's unaudited interim condensed financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on the Company's unaudited interim condensed financial statements.

     In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is effective on a prospective basis for other-than-temporary impairments on certain investments in periods beginning after December 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which was effective December 31, 2003 and will remain in effect until the adoption of FSP 115-1. The Company does not anticipate that the adoption will have a material impact on its unaudited interim condensed financial statements.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company's unaudited interim condensed financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 is not expected to have a material impact on the Company's unaudited interim condensed financial statements.

     In June 2005, the FASB cleared SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and Implementation Issue No. B39, Embedded
Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies that the potential settlement of a debtor's obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issue Nos. B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, are not expected to have a material impact on the Company's unaudited interim condensed financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in the accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's unaudited interim condensed financial statements.

     Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's unaudited interim condensed financial statements.

     Effective January 1, 2004, the Company adopted SOP 03-1, as interpreted by a Technical Practice Aid issued by the AICPA. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation.

     The following summarizes the more significant aspects of the Company's adoption of SOP 03-1 prior to the Acquisition, effective January 1, 2004:

          Separate Account Presentation. SOP 03-1 requires separate account products to meet certain criteria in order to be treated as separate account products. For products not meeting the specified criteria, these assets and liabilities are included in the reporting entity's general account.

          Variable Annuity Contracts with Guaranteed Minimum Death Benefit Features. SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a liability for insurance contracts, and provides that the reporting entity does not hold liabilities for investment contracts (i.e., there is no significant mortality risk).

          Liabilities for Universal Life and Variable Universal Life
     Contracts. SOP 03-1 requires that a liability, in addition to the account balance, be established for certain insurance benefit features provided under universal life and variable universal life products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

          The Company's universal life and variable universal life products were reviewed to determine whether an additional liability is required under SOP 03-1. The Company determined that SOP 03-1 applied to some of its universal life and variable universal life contracts with these features and established an additional liability of less than $1 million.

          Sales Inducements to Contract Holders. In accordance with SOP 03-1, the Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. During the first nine months of 2005 and 2004, the Company capitalized sales inducements of approximately $17 million and $20 million, respectively, in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the three months ended September 30, 2005 and 2004, the six months ended June 30, 2005 and the nine months ended September 30, 2004, amortization of these capitalized amounts was insignificant.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     TLAC's management, with the participation of TLAC's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of TLAC's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, TLAC's Chief Executive Officer and Chief Financial Officer have concluded that TLAC's disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     On July 1, 2005, MetLife completed the Acquisition of TLAC. MetLife is in the process of completing its post-merger integration plan which includes integrating TLAC's internal control over financial reporting with that of MetLife. Such integration plan has resulted in changes that materially affected or are reasonably likely to materially affect TLAC's internal control over financial reporting during the three months ended September 30, 2005.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Subsequent to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, there have been no material developments in the Company's material legal proceedings.

ITEM 6.  EXHIBITS


    3.1 Charter of The Travelers Life and Annuity Company ("TLAC"), as amended on April 10, 1990, incorporated by reference to
               Exhibit 6(a) to TLAC's Registration Statement on Form N-4,
               File No. 33-58131, filed on March 17, 1995 (the
               "Registration Statement").
    3.2 By-laws of TLAC, as amended on October 20, 1994, incorporated by reference to Exhibit 6(b) to the Registration Statement.
   31.1        Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   31.2        Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   32.1        Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.
   32.2        Certification of Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE TRAVELERS LIFE AND ANNUITY COMPANY

                                    By:    /s/ Joseph J. Prochaska, Jr.
                                    --------------------------------------------
                                    Name: Joseph J. Prochaska, Jr.
                                    Title:  Senior Vice-President and Chief
                                            Accounting Officer (Authorized
                                            Signatory and Chief Accounting
                                            Officer)

Date: November 18, 2005

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              EXHIBIT NAME
  -------                              ------------
    3.1        Charter of The Travelers Life and Annuity Company ("TLAC"),
               as amended on April 10, 1990, incorporated by reference to
               Exhibit 6(a) to TLAC's Registration Statement on Form N-4,
               File No. 33-58131, filed on March 17, 1995 (the
               "Registration Statement").
    3.2        By-laws of TLAC, as amended on October 20, 1994,
               incorporated by reference to Exhibit 6(b) to the
               Registration Statement.
   31.1        Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   31.2        Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   32.1        Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.
   32.2        Certification of Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.