Form 10-K
period 2005-12-31
TRAVELERS LIFE & ANNUITY CO
filed 2006-04-03
CIK 929498

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

                                 ONE CITYPLACE
                        HARTFORD, CONNECTICUT 06103-3415
                                 (860) 308-1000
   (Address and telephone number of registrant's principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [ ]     No [X]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]     No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ]          Accelerated filer [ ]           Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     At March 30, 2006, 30,000 shares of the registrant's Common Stock, $100 par value per share, were outstanding, all of which are owned by The Travelers Insurance Company, a wholly-owned subsidiary of MetLife, Inc.

                           REDUCED DISCLOSURE FORMAT

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                               NUMBER
                                                                               ------
                                       PART I
Item 1.          Business....................................................     3
Item 1A.         Risk Factors................................................    11
Item 1B.         Unresolved Staff Comments...................................    22
Item 2.          Properties..................................................    22
Item 3.          Legal Proceedings...........................................    22
Item 4.          Submission of Matters to a Vote of Security Holders.........    23

                                       PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities...........    24
Item 6.          Selected Financial Data.....................................    24
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................    24
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................    35
Item 8.          Financial Statements and Supplementary Data.................    40
Item 9.          Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................    41
Item 9A.         Controls and Procedures.....................................    41
Item 9B.         Other Information...........................................    41

                                      PART III
Item 10.         Directors and Executive Officers of the Registrant..........    41
Item 11.         Executive Compensation......................................    41
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................    41
Item 13.         Certain Relationships and Related Transactions..............    41
Item 14.         Principal Accountant Fees and Services......................    42

                                       PART IV
Item 15.         Exhibits and Financial Statement Schedules..................    43

SIGNATURES...................................................................    44

EXHIBIT INDEX................................................................   E-1

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of The Travelers Life and Annuity Company and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on The Travelers Life and Annuity Company and its subsidiaries. Such forward-looking statements are not guarantees of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1.  BUSINESS

     As used in this Form 10-K, the "Company," "we," "our" and "us" refer to The Travelers Life and Annuity Company ("TLAC"), a Connecticut corporation incorporated in 1973, and its subsidiaries. TLAC is a wholly-owned subsidiary of The Travelers Insurance Company ("TIC"). On July 1, 2005 (the "Acquisition Date"), TIC became a wholly-owned subsidiary of MetLife, Inc. ("MetLife"), together with its subsidiaries, a leading provider of insurance and other financial services to millions of individual and institutional customers throughout the United States. Outside the United States, the MetLife companies have direct insurance operations in Asia Pacific, Latin America and Europe.

     On the Acquisition Date, TLAC and other affiliated entities, including the Company's parent, TIC, and substantially all of Citigroup Inc.'s ("Citigroup") international insurance businesses (collectively, "Travelers"), were acquired by MetLife from Citigroup (the "Acquisition") for $12.0 billion.

     The Company currently operates as a single segment and, as such, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate the performance of such activities and will report on a segment basis when appropriate to do so.

     The Company currently offers retail annuities, individual life insurance and asset accumulation products. The Company's principal individual products include traditional life, universal and variable life insurance, fixed and variable annuities, as well as income annuities. The retirement & savings products offered by the Company include payout annuities sold to employer-sponsored retirement & savings plans and structured settlements.

     The Company may phase out the issuance of products that it currently is selling by the end of 2006 which may, over time, result in fewer assets and liabilities. The Company may, however, determine to introduce new products in the future.

DISTRIBUTION

     Subsequent to the Acquisition, the Company's individual product distribution channel was integrated with the MetLife Independent Distribution Group. Within the Independent Distribution Group, there are three distribution channels, including the Coverage and Point-of-Sale models for risk-based products and the Annuity model for accumulation-based products. Both the Coverage and Point-of-Sale models sell universal life, variable universal life, traditional life, and disability income products. The Annuity model sells both fixed and variable annuities, as well as income annuities.

     The Company distributes individual insurance and investment products through distribution channels which include MetLife Resources and Tower Square Securities, Inc. ("Tower Square"), MetLife Resources, a division of MetLife, markets retirement annuity and other financial products on a national basis through 794 agents and independent brokers. MetLife Resources targets the nonprofit, educational and healthcare markets. Tower Square, a subsidiary of TIC, is an affiliated broker-dealer that markets variable life insurance and variable annuity products through 629 independent registered representatives.

PRODUCTS

  INSURANCE PRODUCTS

     The Company offers a wide variety of individual insurance, as well as annuities and investment-type products, aimed at serving its customers' financial needs.

     Variable Life. Variable life products provide insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Most importantly, with variable life products, premiums and account balances can be directed by the policyholder into a variety of separate accounts or directed to the

Company's general account. In the separate accounts, the policyholder bears the entire risk of the investment results. The Company collects specified fees for the management of these various investment accounts and any net return is credited directly to the policyholder's account. In some instances, third-party money management firms manage investment accounts that support variable insurance products. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

     Universal Life. Universal life products provide insurance coverage on the same basis as variable life, except that premiums, and the resulting accumulated balances, are allocated only to the Company's general account. Universal life products may allow the insured to increase or decrease the amount of death benefit coverage over the term of the contract and the owner to adjust the frequency and amount of premium payments. The Company credits premiums to an account maintained for the policyholder. Premiums are credited net of specified expenses and interest, at interest rates it determines, subject to specified minimums. Specific charges are made against the policyholder's account for the cost of insurance protection and for expenses. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

     Whole Life. Whole life products provide a guaranteed benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Premium payments may be required for the entire life of the contract period, to a specified age or period, and may be level or change in accordance with a predetermined schedule. Whole life insurance includes policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash or apply them to increase death benefits, increase cash values available upon surrender or reduce the premiums required to maintain the contract in-force. Because the use of dividends is specified by the policyholder, this group of products provides significant flexibility to individuals to tailor the product to suit their specific needs and circumstances, while at the same time providing guaranteed benefits.

     Term Life. Term life provides a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Specified coverage periods range from one year to 20 years, but in no event are they longer than the period over which premiums are paid. Death benefits may be level over the period or decreasing. Decreasing coverage is used principally to provide for loan repayment in the event of death. Premiums may be guaranteed at a level amount for the coverage period or may be non-level and non-guaranteed. Term insurance products are sometimes referred to as pure protection products, in that there are typically no savings or investment elements. Term contracts expire without value at the end of the coverage period when the insured party is still living.

  ANNUITIES AND INVESTMENT PRODUCTS

     The Company offers a variety of individual annuities and investment products, including variable and fixed annuities and retirement & savings products.

     Variable Annuities. The Company offers variable annuities for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment accounts, as determined by the contractholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the contractholder. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company's general account and are credited with interest at rates the Company determines, subject to certain minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged.

     Fixed Annuities. Fixed annuities are used for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into deferred annuity contracts are allocated to the general account and are credited with interest at rates the Company determines, subject to certain minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, ranging from one to ten years. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.

     Retirement & Savings. Retirement & savings products and services include payout annuities sold to employer-sponsored retirement & savings plans referred to as group pension contracts, as well as structured settlements.

POLICYHOLDER LIABILITIES

     The Company establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when an annuitant takes income, a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. The Company computes the amounts for actuarial liabilities reported in its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP").

     In establishing actuarial liabilities for certain other insurance contracts, the Company distinguishes between short duration and long duration contracts. The actuarial liability for short duration contracts consists of gross unearned premiums as of the valuation date and the discounted amount of the future payments on pending and approved claims as of the valuation date. Long duration contracts consist of guaranteed renewable term life and non-participating whole life contracts. The Company determines actuarial liabilities for long duration contracts using assumptions based on experience, plus a margin for adverse deviation for these policies. Where they exist, the Company amortizes deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") in relation to anticipated premiums.

     Liabilities for investment-type and universal life-type products primarily consist of policyholders' account balances. Investment-type products include individual annuity contracts in the accumulation phase and certain group pension contracts that have limited or no mortality risk. Universal life-type products consist of universal and variable life contracts and certain group pension contracts. For universal life-type contracts with front-end loads, the Company defers the charge and amortizes the unearned revenue using the product's estimated gross profits. The Company amortizes DAC and VOBA on investment-type and universal life-type contracts in relation to estimated gross profits.

     Limited pay contracts primarily consist of single premium immediate individual annuities and group pension annuities. Actuarial liabilities for limited pay contracts are equal to the present value of future benefit payments and related expenses less the present value of future net premiums plus premium deficiency reserves, if any. For limited pay contracts, the Company also defers the excess of the gross premium over the net premium and recognizes such excess into income in a constant relationship with insurance in-force for life insurance contracts and in relation to anticipated future benefit payments for annuity contracts. The Company amortizes DAC and VOBA for limited pay contracts over the premium payment period.

     The Company also establishes actuarial liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder liabilities (associated with unearned revenues and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). Further, the Company establishes liabilities for minimum death benefit guarantees relating to certain annuity contracts and secondary and paid up guarantees relating to certain life policies.

     Pursuant to state insurance laws, TLAC establishes statutory reserves, reported as liabilities, to meet its obligations on its policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from actuarial liabilities for future policy benefits determined using GAAP.

     The Connecticut State Insurance Law and regulations require TLAC to submit to the Connecticut Commissioner of Insurance ("Commissioner"), with each annual report, an opinion and memorandum of a "qualified actuary" that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for its statutory liabilities with respect to these obligations. See "-- Regulation -- Insurance Regulation -- Policy and Contract Reserve Sufficiency Analysis."

     Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of its actuarial liabilities, the Company cannot precisely determine the amounts that it will ultimately pay with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future. However, the Company believes its actuarial liabilities for future benefits are adequate to cover the ultimate benefits required to be paid to policyholders. The Company periodically reviews its estimates of actuarial liabilities for future benefits and compares them with its actual experience. The Company revises estimates, to the extent permitted or required under GAAP, if it determines that future expected experience differs from assumptions used in the development of actuarial liabilities.

UNDERWRITING AND PRICING

     The Company's underwriting involves an evaluation of applications for life insurance products and services by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that the Company is willing to accept. The Company employs detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups.

     Individual underwriting considers not only an applicant's medical history, but also other factors such as financial profiles, foreign travel, vocations and alcohol, drug and tobacco use. Generally, the Company is not obligated to accept any risk from, or to issue a policy to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk has been examined and approved for underwriting. Underwriting is generally done by the Company, although some policies are reviewed by intermediaries under strict guidelines established by the Company.

     The Company engages in a multilevel series of ongoing internal underwriting audits, and is subject to external audits by its reinsurers, at both its remote underwriting offices and its corporate underwriting office. During the fourth quarter of 2005, the Company reviewed its underwriting criteria, related to the Travelers Acquisition, in order to refine its estimate of the fair values of assumed future policy benefit liabilities. As a result of these reviews and actuarial analyses, and to be consistent with MetLife's reserving methodologies, the Company increased its estimate of the fair value of liabilities relating to a specific group of acquired life insurance policies and related deferred tax assets by $314 million and $110 million, respectively. This review also resulted in a pre-tax charge of $26 million to the 2005 fourth quarter results. The Company expects to complete its reviews and, if required, further refine its estimate of the fair values of such liabilities by June 30, 2006.

     The Company has established senior level oversight of the underwriting process that facilitates quality sales and serving the needs of its customers, while supporting its financial strength and business objectives. The Company's goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in its product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and the Company.

     Pricing for the Company's products reflects the Company's insurance underwriting standards. Pricing of insurance products is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Product specifications are designed to mitigate the risks of greater than expected mortality, and the Company periodically monitors mortality and morbidity assumptions. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency, and optionality.

     The Company continually reviews its underwriting and pricing guidelines so that its policies remain competitive and supportive of its marketing strategies and profitability goals. Decisions are based on established actuarial pricing and risk selection principles to ensure that the Company's underwriting and pricing guidelines are appropriate.

REINSURANCE ACTIVITY

     The Company cedes premiums to other insurers under various agreements that cover individual risks, group risks or defined blocks of business, on a coinsurance and yearly renewable term ("YRT") basis. These reinsurance agreements spread the risk and minimize the effect of losses. The amount of each risk retained by the Company depends on its evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on the characteristics of coverage. The Company obtains reinsurance when capital requirements and the economic terms of the reinsurance make it appropriate to do so.

     Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse the Company for the ceded amount in the event the claim is paid. However, the Company remains liable to its policyholders with respect to ceded insurance if any reinsurer fails to meet the obligations assumed by it. Since it bears the risk of nonpayment by one or more of its reinsurers, the Company cedes reinsurance to well-capitalized, highly rated reinsurers.

     Since 1997, the majority of the Company's universal life business has been reinsured under an 80% ceded/20% retained YRT quota share reinsurance program and its term life business has been reinsured under a 90%/10% YRT quota share reinsurance program. Beginning in September 2002, newly issued term life business has been reinsured under a 90%/10% coinsurance quota share reinsurance program. Subsequently, portions of this term coinsurance has reverted to YRT for new business. Effective May 1, 2005, the Company's quota share programs for YRT and coinsurance changed to 70%/30%. Within its normal course of business, the Company may retain up to $5 million per life and reinsure 100% of amounts in excess of the Company's retention limits. Generally, the maximum retention on an ordinary life risk is $2.5 million. Maximum retention of $2.5 million is generally reached on policies in excess of $12.5 million for universal life and $25 million for term insurance. Under certain circumstances, the Company may elect to retain up to $25 million per life. For other plans of insurance, it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

     In addition to reinsuring mortality risk, the Company reinsures other risks and specific coverages. The Company routinely reinsures certain classes of risks to limit its exposure to particular travel, avocation and lifestyle hazards. The Company uses excess of loss and quota share reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposure to larger risks.

     The Company reinsures its business through a diversified group of reinsurers. No single unaffiliated reinsurer has a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contracts. The Company is contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

     In 2004, The Travelers Life and Annuity Reinsurance Company ("TLARC") was formed as a pure captive insurer in order to permit TLAC and TIC to cede 100% of its risk associated with the secondary death benefit guarantee rider on certain universal life contracts. TIC dividended TLARC's stock to Citigroup Insurance Holding Company ("CIHC"), its former parent, in late 2004. As part of the Acquisition, TLARC became a direct subsidiary of MetLife.

REGULATION

  INSURANCE REGULATION

     TLAC is licensed and regulated in 49 states. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments.

     TLAC is required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which it does business, and its operations and accounts are subject to periodic examination by such authorities. TLAC must also file, and in many jurisdictions and in some lines of insurance, obtain regulatory approval for rules, rates and forms relating to the insurance written in the jurisdictions in which it operates.

     State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by TLAC with insurance, securities and other laws and regulations regarding the conduct of its insurance and securities business. The Company cooperates with such inquiries and takes corrective action when warranted. See "Legal Proceedings."

     Holding Company Regulation. TLAC is subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

     State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates.

     Guaranty Associations and Similar Arrangements. Most of the jurisdictions in which TLAC transacts business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

     In the past five years, the aggregate assessments levied against TLAC have not been material. The Company has established liabilities for guaranty fund assessments that it considers adequate for assessments with respect to insurers that are currently subject to insolvency proceedings. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Insolvency Assessments."

     Statutory Insurance Examination. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. On January 6, 2006, the Connecticut Insurance Department (the "Department") completed an examination of TLAC for the period covering January 1, 2000 through December 31, 2004. There were no significant findings.

     Policy and Contract Reserve Sufficiency Analysis. Under Connecticut State Insurance Law, annually, TLAC is required to conduct an analysis of the sufficiency of all life insurance and annuity statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since inception of this requirement, TLAC, which is required by Connecticut, its state of domicile, to provide these opinions, has provided such opinions without qualifications.

     Surplus and Capital. The Connecticut State Insurance Law requires Connecticut domestic stock life insurers to maintain a minimum level of capital. At December 31, 2005, TLAC's capital was in excess of such required minimum.

     TLAC is subject to the supervision of the regulators in each jurisdiction in which it is licensed to transact business. Regulators have discretionary authority, in connection with the continued licensing of this insurance company, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. See "-- Risk-Based Capital."

 Dividend Restrictions

     Under Connecticut State Insurance Law, TLAC is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent as long as the amount of such dividend, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. TLAC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Commissioner and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition, under Connecticut State Insurance Law all dividend payments by TLAC through June 30, 2007 require prior approval of the Commissioner. TLAC did not pay dividends in 2005 or 2004.

     Risk-Based Capital ("RBC"). The Connecticut State Insurance Law requires that Connecticut domestic life insurers report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The Department uses the formula as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. The Connecticut State Insurance Law imposes broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) and on the Department as to the use and publication of RBC data.

     The Connecticut State Insurance Law gives the Commissioner explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2005, TLAC's total adjusted capital was in excess of each of those RBC levels.

     The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification") in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in Connecticut. Modifications by the Department may impact the effect of Codification on the statutory capital and surplus of TLAC.

     Regulation of Investments. TLAC is subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that its investments complied with such regulations at December 31, 2005.

     Federal Initiatives. Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including the repeal of the federal estate tax and the creation of tax advantaged or tax exempt savings accounts that would favor short-term savings over long-term savings. The Company cannot predict whether these initiatives will be adopted as proposed, or what impact, if any, such proposals may have on the Company's business, results of operations or financial condition.

     Legislative Developments. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004, which includes changes to requirements for non-qualified deferred compensation. The Company believes that the changes to such requirements will not have a material impact on its non-qualified deferred compensation arrangements.

     Management cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on the Company's business, results of operations and financial condition.

COMPANY RATINGS

     Insurer financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its policyholder financial obligations. TLAC's insurer financial strength ratings as of the date of this filing are listed in the table below:

                       INSURER FINANCIAL STRENGTH RATINGS

          Standard & Poor's(1)              AA (negative outlook)
          Moody's Investors Service(2)      Aa2 (negative outlook)
          A.M. Best Company(3)              A+ (stable outlook)
          Fitch Ratings(4)                  AA (stable outlook)

---------------

(1) Standard & Poor's long-term insurer financial strength ratings range from "AAA (extremely strong)" to "R (regulatory action)." A "+" or "--" may be appended to ratings from "AA" to "CCC" to indicate relative position within a category. A rating of "AA" is in the "very strong" category.

(2) Moody's Investors Service long-term insurer financial strength ratings range from "Aaa (exceptional)" to "C (extremely poor)." A numeric modifier may be appended to ratings from "Aa" to "Caa" to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of "Aa2" is in the "excellent financial security" category.

(3) A.M. Best Company insurer financial strength ratings range from "A++ (superior)" to "F (in liquidation)." A rating of "A+" is in the "superior" category.

(4) Fitch Ratings insurer financial strength ratings range from "AAA (exceptionally strong)" to "D (distressed)." A "+" or "--" may be appended to ratings from "AA" to "CCC" to indicate relative position within a category. A rating of "AA" is in the "very strong" category.

  RATING STABILITY INDICATORS

     Rating agencies use an "outlook statement" of "positive," "stable" or "negative" to indicate a medium-or long-term trend in credit fundamentals which, if continued, may lead to a rating change. These factors may be internal to the issuer, such as a changing profitability profile, or may be brought about by changes in the industry's landscape through new competition, regulation or technological transformation. A rating may have a "stable" outlook to indicate that the rating is not expected to change. A "stable" rating does not preclude a rating agency from changing a rating at any time, without notice.

     The foregoing insurer financial strength ratings reflect each rating agency's opinion of TLAC's financial characteristics with respect to their ability to pay obligations under insurance policies and contracts in accordance with their terms, and are not evaluations directed toward the protection of the Company's securityholders. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.

     A ratings downgrade (or the potential for such a downgrade) of TLAC could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker-dealers, banks, agents, wholesalers, and other distributors of the Company's products and services, negatively impact new sales, and adversely affect the Company's ability to compete and thereby have a material adverse effect on its business, results of operations and financial condition.

ITEM 1A. RISK FACTORS

CHANGES IN MARKET INTEREST RATES MAY SIGNIFICANTLY AFFECT OUR PROFITABILITY

     Some of our products, principally traditional whole life insurance and fixed annuities, expose us to the risk that changes in interest rates will reduce our "spread," or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we are able to earn on general account investments intended to support obligations under the contracts. Our spread is a key component of our net income.

     As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed-income securities, commercial mortgages and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and VOBA and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce the return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially adversely affect our results of operations, financial position and cash flows and significantly reduce our profitability.

     Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which would increase current expenses and reduce net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio.

INDUSTRY TRENDS COULD ADVERSELY AFFECT THE PROFITABILITY OF OUR BUSINESS

     Our business continues to be influenced by a variety of trends that affect the insurance industry.

     Financial Environment. The current financial environment presents a challenge for the life insurance industry. A low general level of short-term and long-term interest rates can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities and universal life insurance. In addition, continued low interest rates could put pressure on interest spreads on existing blocks of business as declining investment portfolio yields draw closer to minimum crediting rate guarantees on certain products. The compression of the yields between spread-based products and interest rates will be a concern until new money rates on corporate bonds are higher than overall life insurer investment portfolio yields. Recent volatile equity market performance has also presented challenges for life insurers, as fee revenue from variable annuities and pension products is tied to separate account balances, which reflect equity market performance. Also, variable annuity product demand often mirrors consumer demand for equity market investments. See "-- Changes in Market Interest Rates May Significantly Affect Our Profitability."

     Competitive Pressures. The life insurance industry is becoming increasingly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry's products can be quite homogeneous and subject to intense price competition, and sufficient scale, financial strength and flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. See "-- Competitive Factors May Adversely Affect Our Market Share and Profitability."

     Regulatory Changes. The life insurance industry is regulated at the state level, with some products also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserve and capital requirements for several of the industry's products. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and universal life products. See "-- Our Insurance Business Is Heavily Regulated, and Changes in Regulation May Reduce Profitability and Limit Growth" and "Business -- Regulation -- Insurance Regulation."

A DECLINE IN EQUITY MARKETS OR AN INCREASE IN VOLATILITY IN EQUITY MARKETS MAY ADVERSELY AFFECT SALES OF OUR INVESTMENT PRODUCTS AND OUR PROFITABILITY

     Significant downturns and volatility in equity markets could have a material adverse effect on our financial condition and results of operations in three principal ways.

     First, market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance that have returns linked to the performance of the equity markets and may cause some of our existing customers to withdraw cash values or reduce investments in those products.

     Second, downturns and volatility in equity markets can have a material adverse effect on the revenues and returns from our savings and investment products and services. Because these products and services depend on fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. The retail annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the markets will decrease revenues and earnings in variable annuity products.

     Third, we provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. For example, we offer variable annuity products with guaranteed features, such as minimum death benefits, accumulation benefits and withdrawal benefits. These guarantees may be more costly than expected in volatile or declining equity market conditions, causing us to increase liabilities for future policy benefits and negatively affecting net income.

THE PERFORMANCE OF OUR INVESTMENTS DEPENDS ON CONDITIONS THAT ARE OUTSIDE OUR CONTROL, AND OUR NET INVESTMENT INCOME CAN VARY FROM PERIOD TO PERIOD

     The performance of our investment portfolio depends in part upon the level of and changes in interest rates, equity prices, real estate values, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors that are beyond our control. Changes in these factors can affect our net investment income in any period, and such changes can be substantial.

     We invest a portion of our invested assets in pooled investment funds that make private equity investments. The amount and timing of income from such investment funds tend to be uneven as a result of the performance of the underlying private equity investments, which can be difficult to predict, as well as the timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds' schedules for making distributions and their needs for cash. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter.

COMPETITIVE FACTORS MAY ADVERSELY AFFECT OUR MARKET SHARE AND PROFITABILITY

     Our business is subject to intense competition. We believe that this competition is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, e-business capabilities and name recognition. We compete with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products.

     In addition, investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. Many of our competitors in these businesses also offer a broad array of investment products and services and are also well known as sellers of annuities and other investment products.

WE MAY BE UNABLE TO ATTRACT AND RETAIN SALES RELATIONSHIPS FOR OUR PRODUCTS

     We must attract and retain productive sales relationships to sell our insurance, annuities and investment products. Strong competition exists among insurers for sales representatives with demonstrated ability. We compete with other insurers for sales representatives primarily on the basis of our financial position, support services and compensation and product features. We cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining agents.

DIFFERENCES BETWEEN ACTUAL CLAIMS EXPERIENCE AND UNDERWRITING AND RESERVING ASSUMPTIONS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

     Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Our liabilities for future policyholder benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the assets we purchase with the premiums we receive. To the extent that actual claims experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities.

     Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for future policyholder benefits and claims we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on changes in the assumptions used to establish the liabilities, as well as our actual experience. We charge or credit changes in our liabilities to expenses in the period the liabilities are established or re-estimated. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such increases could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition.

METLIFE'S RISK MANAGEMENT POLICIES AND PROCEDURES MAY LEAVE US EXPOSED TO UNIDENTIFIED OR UNANTICIPATED RISK, WHICH COULD NEGATIVELY AFFECT OUR BUSINESS

     Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. MetLife has devoted significant resources to develop risk management policies and procedures for itself and its subsidiaries, and expects to continue to do so in the future. Nonetheless, these policies and procedures may not be fully effective. Many of MetLife's methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible. This information may not always be accurate, complete, up-to-date or properly evaluated. See "Quantitative and Qualitative Disclosures About Market Risk."

CATASTROPHES MAY ADVERSELY IMPACT LIABILITIES FOR POLICYHOLDER CLAIMS AND REINSURANCE AVAILABILITY

     Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century, but neither the likelihood, timing nor the severity of a future pandemic can be predicted. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

     The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, pandemics, hurricanes, earthquakes and man-made catastrophes may produce significant damage in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Also, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Our ability to write new business could also be affected.

     Consistent with industry practices and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities. While we attempt to limit our exposure to acceptable levels, subject to restrictions imposed by insurance regulatory authorities, a catastrophic event or multiple catastrophic events could have a material adverse effect on our business, results of operations and financial condition.

A DOWNGRADE OR A POTENTIAL DOWNGRADE IN OUR FINANCIAL STRENGTH OR THAT OF METLIFE'S OTHER INSURANCE SUBSIDIARIES OR METLIFE'S CREDIT RATINGS COULD RESULT IN A LOSS OF BUSINESS AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations publish as indicators of an insurance company's ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position.

     Following the announcement of the Acquisition, TLAC's financial strength rating was lowered one notch and placed on "negative" outlook, rather than the former "stable" outlook by certain rating agencies. We do not expect that all ratings will return to "stable" until such time as MetLife has established, to the sole satisfaction of each agency, clear evidence of the successful integration of the Travelers businesses and that MetLife is reducing its financial leverage to levels closer to that which existed prior to the Acquisition. We believe the negative impact of these downgrades on our financial results was immaterial. However, further downgrades in these financial strength ratings, or an announced potential for a downgrade, could have a material adverse effect on our financial condition and results of operations in many ways, including:

     - reducing new sales of insurance products, annuities and other investment products;

     - adversely affecting our relationships with our sales force and independent sales intermediaries;

     - materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

     - requiring us to reduce prices for many of our products and services to remain competitive;

     - adversely affecting our ability to obtain reinsurance at reasonable prices or at all;

     - adversely affecting our relationships with credit counterparties.

IF OUR BUSINESS DOES NOT PERFORM WELL OR IF ACTUAL EXPERIENCE VERSUS ESTIMATES USED IN VALUING AND AMORTIZING DAC AND VOBA VARY SIGNIFICANTLY, WE MAY BE REQUIRED TO ACCELERATE THE AMORTIZATION AND/OR IMPAIR THE DAC AND VOBA WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION

     The Company incurs significant costs in connection with acquiring new and renewal business. Those costs that vary with and are primarily related to the production of new and renewal business are deferred and referred to as DAC. The recovery of DAC is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross profits, which generally are used to amortize such costs. If the estimates of gross profits were overstated, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

     VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in-force at the acquisition date. VOBA is based on actuarially determined projections. Actual experience may vary from the projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in an impairment and a charge to income. Also, as VOBA is amortized similarly to DAC, an acceleration of the amortization of the VOBA would occur if the estimates of gross profits were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

IF OUR BUSINESS DOES NOT PERFORM WELL, WE MAY BE REQUIRED TO ESTABLISH A VALUATION ALLOWANCE AGAINST THE DEFERRED INCOME TAX ASSET OR TO RECOGNIZE AN IMPAIRMENT OF OUR GOODWILL, ESTABLISHED AT THE ACQUISITION, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

     As a result of the Acquisition, we recognized a deferred income tax asset of approximately $100 million and established goodwill of approximately $243 million.

     The deferred income tax asset was recorded upon acquisition as a result of an election made under Internal Revenue Code Section 338. This election resulted in a step-up in tax basis of the assets acquired and liabilities assumed upon the Acquisition. The realizability of the deferred tax asset is assessed periodically by management. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.

     Goodwill was established as the excess of cost over the fair value of net assets acquired. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the "reporting unit" to which the goodwill relates. The reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income.

DEFAULTS, DOWNGRADES OR OTHER EVENTS IMPAIRING THE VALUE OF OUR FIXED MATURITY SECURITIES PORTFOLIO MAY REDUCE OUR EARNINGS

     We are subject to the risk that the issuers of the fixed maturity securities we own may default on principal and interest payments owed to us. At December 31, 2005, fixed maturity securities of $6 billion in our investment portfolio represented 86% of our total cash and invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of these securities could cause the value of our fixed maturities portfolio and our net earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting particular issuers or securities could also have a similar effect. With recent downgrades, as well as economic uncertainty and increasing interest rates, credit quality of issuers could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition.

  DEFAULTS ON OUR MORTGAGE LOANS MAY ADVERSELY AFFECT OUR PROFITABILITY

     Our mortgage loan investments face default risk. Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. At December 31, 2005, our mortgage loan investments of $258 million represented 4% of our total cash and invested assets. At December 31, 2005, there were no mortgage loans that were either delinquent or in the process of foreclosure. The performance of our mortgage loan investments, however, may fluctuate in the future. In addition, the majority of our mortgage loan investments have balloon payment maturities. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition.

  SOME OF OUR INVESTMENTS ARE RELATIVELY ILLIQUID

     Our investments in privately placed fixed maturity securities, mortgage loans and other limited partnership interests are relatively illiquid. These asset classes represented 21% of the carrying value of our total cash and invested assets as of December 31, 2005. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES AND FOREIGN SECURITIES MARKETS COULD NEGATIVELY AFFECT OUR PROFITABILITY

     We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated securities. If the currencies of the non-U.S. dollar denominated securities we hold in our investment portfolios decline against the U.S. dollar, our investment returns, and thus our profitability, may be adversely affected. Although we use foreign currency swaps and forward contracts to mitigate foreign currency exchange rate risk, we cannot provide assurance that these methods will be effective or that our counterparties will perform their obligations.

  REINSURANCE MAY NOT BE AVAILABLE, AFFORDABLE OR ADEQUATE TO PROTECT US AGAINST LOSSES

     As part of our overall risk management strategy, we purchase reinsurance for certain risks. See "Business -- Reinsurance Activity." While life reinsurance generally binds the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

     As a result of consolidation of the life reinsurance market and other market factors, capacity in the life reinsurance market has decreased. Further, life reinsurance is currently available at higher prices and on less favorable terms than those prevailing between 1997 and 2003. Further consolidation, regulatory developments, catastrophic events or other significant developments affecting the pricing and availability of reinsurance could materially harm the reinsurance market and our ability to enter into reinsurance contracts.

  IF THE COUNTERPARTIES TO OUR REINSURANCE ARRANGEMENTS OR TO THE DERIVATIVE INSTRUMENTS WE USE TO HEDGE OUR BUSINESS RISKS DEFAULT OR FAIL TO PERFORM, WE MAY BE EXPOSED TO RISKS WE HAD SOUGHT TO MITIGATE, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We use reinsurance and derivative instruments to mitigate our risks in various circumstances. In general, reinsurance does not relieve us of direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot provide assurance that our reinsurers will pay the reinsurance recoverables owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer's insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations.

     In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate and currency swaps with a number of counterparties. If such counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. While the Company holds collateral against certain derivative instruments, a failure by counterparties to honor their obligations could have a material adverse effect on our financial condition and results of operations.

  OUR INSURANCE BUSINESS IS HEAVILY REGULATED, AND CHANGES IN REGULATION MAY REDUCE OUR PROFITABILITY AND LIMIT OUR GROWTH

     Our insurance operations are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our insurance business, and TLAC is regulated by the Department, the insurance regulatory body of the state in which TLAC is domiciled, as well as the states in which TLAC is licensed. See "Business -- Regulation -- Insurance Regulation."

     State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things:

     - licensing companies and agents to transact business;

     - calculating the value of assets to determine compliance with statutory requirements;

     - mandating certain insurance benefits;

     - regulating certain premium rates;

     - reviewing and approving policy forms;

     - regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

     - regulating advertising;

     - protecting privacy;

     - establishing statutory capital and reserve requirements and solvency standards;

     - fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

     - approving changes in control of insurance companies;

     - restricting the payment of dividends and other transactions between affiliates;

     - regulating the types, amounts and valuation of investments.

     State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See "Business-Regulation-Insurance Regulation-Guaranty Associations and Similar Arrangements."

     State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

     The NAIC and several states' legislatures have recently considered the need for regulations and/or laws to address agent or broker practices that have been the focus of recent investigations of broker compensation in various jurisdictions. The NAIC has adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act which, if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate such agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Several states have recently enacted laws similar to the NAIC amendment. Some other states, including California and New York, are considering additional provisions that would require the disclosure of the amount of compensation and/or require (where an agent or broker represents more than one insurer) placement of the "best coverage." We cannot predict how many states, if any, may promulgate the NAIC amendment or similar regulations or the extent to which these regulations may have a material adverse impact on our business.

     Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include "The State Modernization and Regulatory Transparency Act," which would maintain state-based regulation of insurance, but would affect state regulation of certain aspects of the business of insurance, including rates, agent and company licensing and market conduct examinations. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

     Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes could have a material adverse effect on our financial condition and results of operations.

     Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

     From time to time, regulators raise issues during examinations or audits of TLAC that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

  LEGAL AND REGULATORY INVESTIGATIONS AND ACTIONS ARE INCREASINGLY COMMON IN THE INSURANCE BUSINESS AND MAY RESULT IN FINANCIAL LOSSES AND HARM TO OUR REPUTATION

     We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our business, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs' lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See "Legal Proceedings."

     Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses' testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

     On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Unless stated elsewhere herein, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. See "Legal Proceedings." Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2005.

     We are subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have a material adverse effect on our business, financial condition and results of operations, including our ability to attract new customers and retain our current customers.

     Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities. This scrutiny includes the commencement of investigations and other proceedings relating to allegations of improper conduct in connection with the payment of, and disclosure with respect to, contingent commissions paid by insurance companies to intermediaries, the solicitation and provision of fictitious or inflated quotes, the use of inducements in the sale of insurance products and the accounting treatment for finite insurance and reinsurance or other non-traditional or loss mitigation insurance and reinsurance products.

     One possible result of these investigations and attendant lawsuits is that many insurance industry practices and customs may change, including, but not limited to, the manner in which insurance is marketed and distributed through independent brokers and agents. We cannot predict how industry regulation with respect to the use of such independent brokers and agents may change. Such changes, however, could adversely affect our ability to implement our business strategy, which could materially affect our growth and profitability.

     Recent industry-wide inquiries also include those regarding market timing and late trading in mutual funds and variable insurance products and, generally, the marketing of products. In the past, we have received inquiries regarding market timing and other matters from the U.S. Securities and Exchange Commission ("SEC").

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against TLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former TLAC affiliate, purchased structured settlement annuities from TLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of TLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against TLAC: (i) violation of the Connecticut Unfair Trade Practice Statute; (ii) unjust enrichment; and (iii) civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. The Company has recently learned that the Connecticut Supreme Court has reversed the trial court's certification of a class. Plaintiff may file a motion with respect to the order and may seek upon remand to the trial court to file another motion for class certification. The Company and Travelers Equity Sales, Inc. intend to continue to vigorously defend the matter.

     We cannot give assurance that current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.

  CHANGES IN U.S. FEDERAL AND STATE SECURITIES LAWS AND REGULATIONS MAY AFFECT OUR OPERATIONS AND OUR PROFITABILITY

     Federal and state securities laws and regulations apply to insurance products that are also "securities," including variable annuity contracts and variable life insurance policies. As a result, we and some of our subsidiaries and our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940, as amended. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933, as amended. Other subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, as amended, and are members of, and subject to, regulation by the NASD. Further, some of our subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended, and are also registered as investment advisers in various states, as applicable.

     Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, as well as protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. Changes to these laws or regulations that restrict the conduct of our business could have a material adverse effect on our financial condition and results of operations. In particular, changes in the regulations governing the registration and distribution of variable insurance products, such as changes in the regulatory standards under which the sale of a variable annuity contract or variable life insurance policy is considered suitable for a particular customer, could have such a material adverse effect.

  CHANGES IN TAX LAWS COULD MAKE SOME OF OUR PRODUCTS LESS ATTRACTIVE TO
  CONSUMERS

     Changes in tax laws could make some of our products less attractive to consumers. For example, reductions in the federal income tax that investors are required to pay on long-term capital gains and on some dividends paid on stock may provide an incentive for some of our customers and potential customers to shift assets into mutual funds and away from products, including life insurance and annuities, designed to defer taxes payable on investment returns. Because the income taxes payable on long-term capital gains and some dividends paid on stock have been reduced, investors may decide that the tax-deferral benefits of annuity contracts are less advantageous than the potential after-tax income benefits of mutual funds or other investment products that provide dividends and long-term capital gains. A shift away from life insurance and annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income.

     We cannot predict whether any other legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, this legislation or any other legislation could have a material adverse effect on our financial condition and results of operations.

  THE CONTINUED THREAT OF TERRORISM AND ONGOING MILITARY ACTIONS MAY ADVERSELY AFFECT THE LEVEL OF CLAIM LOSSES INCURRED AND THE VALUE OF OUR INVESTMENT PORTFOLIO

     The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. Our management cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities. The continued threat of terrorism also could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist actions also could disrupt our operations centers in the United States. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated.

  THE OCCURRENCE OF EVENTS UNANTICIPATED IN METLIFE'S DISASTER RECOVERY SYSTEMS AND MANAGEMENT CONTINUITY PLANNING COULD IMPAIR OUR ABILITY TO CONDUCT BUSINESS EFFECTIVELY

     As part of the post-merger integration, the Company has migrated certain data onto MetLife applications and platforms. The Company continues to utilize and rely on administrative systems maintained on Citigroup platforms. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with MetLife's or Citigroup's disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service. Despite implementation of a variety of security measures, computer servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with the computer systems. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers' ability to provide goods and services and the ability of the employees who serve us to perform their job responsibilities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2.  PROPERTIES

     The Company's executive offices are located in Hartford, Connecticut. The Company and TIC occupy 373,000 square feet at One Cityplace, Hartford, Connecticut under an operating lease (in which TIC is the lessee) that runs through October 31, 2008.

     Management believes that its properties are suitable and adequate for the Company's current and anticipated business operations.

ITEM 3.  LEGAL PROCEEDINGS

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

     Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses' testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

     The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2005. Furthermore, it is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against TLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former TLAC affiliate, purchased structured settlement annuities from TLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of TLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against TLAC: (i) violation of the Connecticut Unfair Trade Practice Statute; (ii) unjust enrichment; and (iii) civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. The Company has recently learned that the Connecticut Supreme Court has reversed the trial court's certification of a class. Plaintiff may file a motion with respect to the order and may seek upon remand to the trial court to file another motion for class certification. The Company and Travelers Equity Sales, Inc. intend to continue to vigorously defend the matter.

     Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of such products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. In addition, like many insurance companies and agencies in 2004 and 2005, the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is fully cooperating with regard to these information requests and investigations. The Company at the present is not aware of any systemic problems with respect to such matters that have a material adverse effect on the Company's consolidated financial position.

     In addition, the Company is a defendant or co-defendant in various other litigation matters in the normal course of business. These may include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company or otherwise. Further, state insurance regulatory authorities and other federal and state authorities may make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

     In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the Company's consolidated financial condition or liquidity, but, if involving monetary liability, may be material to the Company's operating results for any particular period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     TLAC has 30,000 authorized shares of common stock, all of which were issued and outstanding as of December 31, 2005. All such shares are held by TIC, and there exists no established public trading market for the common equity of the Company. On July 1, 2005, MetLife acquired TIC from Citigroup. The payment of dividends and other distributions by the Company is regulated by insurance laws and regulations.

     Under Connecticut State Insurance Law, TLAC is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent as long as the amount of such dividend, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. TLAC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Commissioner and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition, under Connecticut State Insurance Law all dividend payments by TLAC through June 30, 2007 require prior approval of the Commissioner. TLAC did not pay dividends in 2005 or 2004.

ITEM 6.  SELECTED FINANCIAL DATA

     Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's narrative analysis of the results of operations of The Travelers Life and Annuity Company ("TLAC" together with its subsidiaries, the "Company"), is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), pursuant to General Instruction I(2)(a) of Form 10-K. This discussion should be read in conjunction with the Company's consolidated financial statements included elsewhere herein.

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

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) catastrophe losses; (v) adverse results or other consequences from litigation, arbitration or regulatory investigations; (vi) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (vii) downgrades in the Company's and its affiliates' claims paying ability or financial strength ratings; (viii) changes in rating agency policies or practices; (ix) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (x) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xi) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xii) changes in results of the Company arising from the acquisition by MetLife, Inc. ("MetLife") and integration of its businesses into MetLife's operations; and (xiii) other risks and uncertainties described from time to time in TLAC's filings with the U.S. Securities and Exchange Commission ("SEC"). The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

THE ACQUISITION

     On July 1, 2005 (the "Acquisition Date"), the Travelers Insurance Company ("TIC") became a wholly-owned subsidiary of MetLife, a leading provider of insurance and other financial services to millions of individual and institutional customers throughout the United States. Outside the United States, the MetLife companies have direct insurance operations in Asia Pacific, Latin America and Europe.

     On the Acquisition Date, TLAC and other affiliated entities, including the Company's parent, TIC, and substantially all of Citigroup Inc.'s ("Citigroup") international insurance businesses, and excluding Primerica Life Insurance Company and its subsidiaries ("Primerica") (collectively, "Travelers"), were acquired by MetLife from Citigroup (the "Acquisition") for $12.0 billion. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both MetLife and Citigroup and interpretation of the provisions of the acquisition agreement, dated as of January 31, 2005 between MetLife and Citigroup (the "Acquisition Agreement"), by both parties.

ECONOMIC CAPITAL

     Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in the Company's business. As part of the economic capital process, a portion of net investment income is credited to the Company's business based on the level of allocated equity. This is in contrast to the standardized regulatory RBC formula, which is not as refined in its risk calculations with respect to the nuances of the Company's business.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments;
(iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs ("DAC") and the establishment and amortization of value of business acquired ("VOBA"); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions and
(ix) the liability for litigation and regulatory matters. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed -- the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's business and operations. Actual results could differ from these estimates.

  INVESTMENTS

     The Company's principal investments are in fixed maturities, mortgage loans on real estate and other limited partnerships, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company's ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. In addition, the Company enters into certain limited partnerships for which the Company may be deemed to be the primary beneficiary and, therefore, may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity's expected losses and expected residual returns and the allocation of such estimates to each party.

  DERIVATIVES

     The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to the Company's financial assets and liabilities. The Company also purchases investment securities, issues certain insurance policies and engages in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges; (ii) ineffectiveness of designated hedges; and (iii) counterparty default. In addition, there is a risk that embedded derivatives requiring bifurcation are not identified and reported at fair value in the consolidated financial statements. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate under the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

  DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     The Company incurs significant costs in connection with acquiring new and renewal insurance business. These costs, which vary with and are primarily related to the production of that business, are deferred. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross profits, which generally are used to amortize such costs. VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in-force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than amounts deferred. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of DAC and VOBA. This practice assumes that the expectation for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred.

  GOODWILL

     Goodwill is the excess of cost over the fair value of net assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the "reporting unit" level. If the carrying value of a reporting unit's goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using a market multiple or discounted cash flow model. The critical estimates necessary in determining fair value are projected earnings, comparative market multiples and the discount rate.

  LIABILITY FOR FUTURE POLICY BENEFITS

     The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance and traditional annuities. Generally, amounts are payable over an extended period of time and liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, expenses, persistency, investment returns and inflation. Utilizing these assumptions, liabilities are established on a block of business basis.

     Differences between actual experience and the assumptions used in pricing these policies and in the establishment of liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

  REINSURANCE

     The Company enters into reinsurance transactions as a purchaser of reinsurance. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

  LITIGATION

     The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2005. Furthermore, it is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

FINANCIAL CONDITION

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition is being accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair value as of the Acquisition Date. As required by SEC Staff Accounting Bulletin 54, Push Down Basis of Accounting in Financial Statements of a Subsidiary, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been "pushed down" to the consolidated financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the "successor basis" while the historical basis of accounting is referred to as the "predecessor basis." Consolidated financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled "predecessor" and "successor," respectively.

     The establishment of a new basis of accounting resulted in significant fair value adjustments related to certain invested assets not already carried at their fair value, DAC, VOBA, future policy benefits and policyholder account balances and the establishment of goodwill. Additionally, MetLife made an election under Internal Revenue Code Section 338 to adjust the income tax bases of the assets acquired and liabilities assumed which resulted in the establishment of a deferred income tax asset. Period over period comparisons are impacted by such adjustments.

     In connection with the Acquisition, MetLife filed with the Connecticut Insurance Department (the "Department") an Amended and Restated Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer, dated April 19, 2005 (the "Form A"), seeking the approval of the Department to acquire control of the Company. The Form A was approved by the Department on June 30, 2005. The Form A includes MetLife's post-Acquisition business plan and financial projections for the Company after the closing date. The Company may phase out the issuance of products that it currently is selling by the end of 2006 which may, over time, result in fewer assets and liabilities. The Company may, however, determine to introduce new products in the future.

DISCUSSION OF RESULTS

     For purposes of management's narrative analysis of the results of operations only, the pro forma combined results of operations for the year ended December 31, 2005 discussed below represents the mathematical addition of the historical results for the predecessor period from January 1, 2005 through June 30, 2005 and the successor period from July 1, 2005 through December 31, 2005. This approach is not consistent with GAAP and yields results that are not comparable on a period-over-period basis due to the new basis of accounting established at the Acquisition Date. However, management believes it is the most meaningful way to comment on the results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004.

     The Company's results of operations are as follows:

                                                                             PROFORMA
                                      SUCCESSOR         PREDECESSOR      COMBINED RESULTS       PREDECESSOR
                                  -----------------   ----------------   -----------------   -----------------
                                  SIX MONTHS ENDED    SIX MONTHS ENDED      YEAR ENDED          YEAR ENDED
                                  DECEMBER 31, 2005    JUNE 30, 2005     DECEMBER 31, 2005   DECEMBER 31, 2004
                                  -----------------   ----------------   -----------------   -----------------
                                                                 (IN MILLIONS)
REVENUES
Premiums........................        $ 17                $ 20               $ 37                $ 40
Universal life and
  investment-type product policy
  fees..........................         233                 221                454                 371
Net investment income...........         167                 223                390                 389
Other revenues..................          11                  12                 23                  19
Net investment gains (losses)...         (35)                 (6)               (41)                 17
                                        ----                ----               ----                ----
Total revenues..................         393                 470                863                 836
                                        ----                ----               ----                ----
EXPENSES
Policyholder benefits and
  claims........................          90                  49                139                  85
Interest credited to
  policyholder account
  balances......................          76                 126                202                 241
Other expenses..................         165                 184                349                 303
                                        ----                ----               ----                ----
Total expenses..................         331                 359                690                 629
                                        ----                ----               ----                ----
Income before provision for
  income taxes..................          62                 111                173                 207
Provision for income taxes......          12                  35                 47                  49
                                        ----                ----               ----                ----
Net income......................        $ 50                $ 76               $126                $158
                                        ====                ====               ====                ====

Net Income

     Net income decreased by $32 million, or 20%, to $126 million for the year ended December 31, 2005 from $158 million in the comparable 2004 period.

     This decline is largely attributable to the increase in net investment losses of $42 million, net of income taxes, resulting principally from the repositioning of the Company's investment portfolio subsequent to the Acquisition.

     An increase in other expenses of $34 million, net of income taxes, in 2005 also contributed to the year-over-year decline in net income. This increase in expenses is generally attributable to changes in the capitalization and amortization of DAC, as more fully described below, offset by a reduction of other expenses, principally commissions due to lower life and annuity sales.

     Policyholder benefits and claims decreased by $39 million, net of income taxes, primarily resulting from unfavorable mortality in life insurance products of $18 million, net of income taxes, and a charge in the current period of $20 million, net of income taxes, for the establishment of an excess mortality reserve related to a group of policies, as described below, decreased earnings.

     These results were partially offset by an increase in universal life and investment-type product policy fee income of $61 million, net of income taxes. This increase is largely due to favorable market conditions and an increase in average account values.

     Additionally, a decrease in interest credited to policyholder account balances of $28 million, net of income taxes, resulted primarily from the revaluation of the policyholder balance through the application of the purchase method of accounting and lower crediting rates partially offset by the growth in policyholder account values.

     Income tax expense for the year ended December 31, 2005 was $47 million, or 27% of income before provision for income taxes, compared with $49 million, or 24%, for the comparable 2004 period. The 2005 and 2004 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable income. In addition, the 2004 effective tax rate reflects a tax benefit related to the release of certain tax reserves related to non-taxable investment income.

Total Revenues

     Total revenues, excluding net investment gains (losses), increased by $85 million, or 10%, to $904 million for the year ended December 31, 2005 from $819 million for the comparable 2004 period.

     Premiums decreased $3 million or 8%, to $37 million for the year ended December 31, 2005 from $40 million for the comparable 2004 period due to a decrease in traditional life sales offset by higher premiums on individual annuities primarily due to higher sales.

     Universal life and investment-type product policy fees for universal life and variable annuity products increased by $83 million, or 22%, which is largely attributable to the impact of favorable market performance and increase in average account values during 2005.

     Net investment income on fixed maturities was relatively unchanged. Net investment income on fixed maturities was lower during the six months ended December 31, 2005 resulting from the amortization of the premium recognized on such securities at the Acquisition Date as a result of the application of purchase accounting coupled with the reinvestment of the proceeds of the portfolio repositioning during the second half of 2005 in fixed maturities yielding lower interest rates, and a reduced asset base during the period. Additionally, while net investment income on other limited partnerships was higher than anticipated during the six months ended June 30, 2005 due to better than expected performance on such investments, it was lower in the six months ended December 31, 2005 as a result of a conforming change in accounting principle whereby many of such investments were converted to the cost basis of accounting upon Acquisition. As a result, on a year-over-year basis net investment income on other limited partnerships was level.

Total Expenses

     Total expenses increased by $61 million, or 10%, to $690 million for the year ended December 31, 2005 from $629 million for the comparable 2004 period.

     Policyholder benefits and claims increased by $54 million. This increase is primarily due to unfavorable mortality in life insurance products of $25 million and a charge of $26 million from an increase in an excess mortality reserve in the fourth quarter of 2005. In connection with the Acquisition, a review was performed of underwriting criteria. As a result of these reviews and actuarial analyses, and to be consistent with MetLife's existing reserving methodologies, the Company has established an excess mortality reserve on a specific group of policies written subsequent to the Acquisition.

     Interest credited to policyholder account balances decreased by $39 million, primarily attributable to interest credited in universal life and annuity products, resulting from the revaluation of the policyholder balance through the application of the purchase method of accounting and lower crediting rates, partially offset by the growth in policyholder account balances.

     Other expenses increased by $46 million, primarily related to fewer expenses being capitalized as DAC of $83 million, which is largely due to a change in policy subsequent to the Acquisition, and an increase in DAC amortization of $14 million as a result of growth in the business, higher account balances related to universal life products, as well as the impact of a change in policy subsequent to the Acquisition. These increases are partially offset by a decrease in other expenses of $51 million principally due to lower commissions of $37 million resulting from lower sales of life products and annuities.

SUBSEQUENT EVENT

     On February 14, 2006, TLAC filed with the State of Connecticut Office of the Secretary of the State a Certificate of Amendment to the Charter as Amended and Restated of The Travelers Life and Annuity Company (the "Charter Amendment"). The Charter Amendment changes the name of TLAC to "MetLife Life and Annuity Company of Connecticut" and is effective on May 1, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $15 million and $20 million at December 31, 2005 and 2004, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

  MORTGAGE LOAN COMMITMENTS

     The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $20 million and $26 million at December 31, 2005 and 2004, respectively. The purpose of these loans is to enhance the Company's total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

  GUARANTEES

     In the normal course of its business, the Company may provide certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company may provide indemnities and guarantees, including those related to tax, other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company may provide indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to contractual limitation, while in other cases such limitations are not specified or applicable. Therefore, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees.

     In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies other of its agents for liabilities incurred as a result of their representation of the Company's interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnities in the future.

  COLLATERAL FOR SECURITIES LENDING

     The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $0 and $24 million at December 31, 2005 and 2004, respectively.

INSOLVENCY ASSESSMENTS

     Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assessments levied against the Company from January 1, 2003 through December 31, 2005 aggregated less than $1 million. The Company maintained a liability of $1 million at December 31, 2005, and a related asset for premium tax offsets of $1 million at December 31, 2005 for future assessments in respect of currently impaired, insolvent or failed insurers.

     In the past five years, none of the aggregate assessments levied against the Company have been material. The Company has established liabilities for guaranty fund assessments that it considers adequate for assessments with respect to insurers that are currently subject to insolvency proceedings.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging ("SFAS 133") and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
(iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. SFAS 155 will be applied prospectively and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company's consolidated financial statements. The FASB has issued additional guidance relating to derivative financial instruments as follows:

     - In June 2005, the FASB cleared SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarified that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarified that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issues B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, did not have a material impact on the Company's consolidated financial statements.

     - Effective July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amended and clarified the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain previously issued and effective guidance, SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 did not have a significant impact on its consolidated financial statements.

     Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position ("FSP") 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 ("FSP 140-2"). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. FSP 140-2 did not have a material impact on the Company's consolidated financial statements.

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's consolidated financial statements.

     In June 2005, the FASB completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company's consolidated financial statements and has provided the required disclosures.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company's consolidated financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 did not have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company's consolidated financial statements.

     Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's consolidated financial statements.

     Effective January 1, 2004, the Company adopted SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"), as interpreted by a Technical Practice Aid issued by the AICPA. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation.

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

          Sales Inducements to Contractholders. In accordance with SOP 03-1, the Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. These inducements relate to bonuses on certain products offered by the Company.

     During the third quarter of 2003, the Company adopted FASB Interpretation ("FIN") No. 46 Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"), and its December 2003 revision ("FIN 46(r)"), which includes substantial changes from the original FIN
46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance.

     FIN 46 and FIN 46(r) change the method of determining whether certain entities, including securitization entities, should be consolidated in the Company's financial statements. An entity is subject to FIN 46 and FIN 46(r) and is called a variable interest entity "VIE" if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

     The adoption of the provisions of FIN 46(r) during the third quarter of 2003, did not require the Company to consolidate any additional VIEs that were not previously consolidated.

     Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring ("EITF 94-3"). As required by SFAS 146, the Company adopted this guidance on a prospective basis which had no material impact on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company must effectively manage, measure and monitor the market risk associated with its invested assets and interest rate sensitive insurance contracts. MetLife has developed an integrated process for managing its risks and those of its subsidiaries, including the Company (MetLife and its subsidiaries, including the Company, collectively, the "MetLife Companies"), which it conducts through its Corporate Risk Management Department, Asset/Liability Management Committees ("ALM Committees") and additional specialists at the business segment level. MetLife has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

     MetLife regularly analyzes the MetLife Companies' exposure to interest rate, equity market and foreign currency exchange risk. As a result of that analysis, MetLife has determined that the fair value of the Company's interest rate sensitive invested assets is materially exposed to changes in interest rates. The equity and foreign currency portfolios do not expose the Company to material market risk.

     MetLife analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. MetLife uses a variety of strategies to manage interest rate, equity market, and foreign currency exchange risk, including the use of derivative instruments.

     MetLife generally uses option adjusted duration to manage interest rate risk and the methods and assumptions used are generally consistent with those used by the Company in 2004. However, some processes used to measure interest rate risk utilize interim manual reporting and estimation techniques while MetLife integrates the Travelers operations acquired. During the second half of 2005, in line with MetLife's overall investment strategy, the management of MetLife restructured the Company's portfolio of assets that were acquired, generally reducing the amount of market risk associated with the acquired block. Under MetLife investment guidelines, MetLife has reduced and diversified the Company's credit risk and increased its exposure to structured assets. As opportunities arise, MetLife's portfolio managers are taking advantage of its strength in sourcing private commercial mortgages to further diversify the asset mix. Based upon these changes, further adjustments have been made to ensure that interest rate risk remains within MetLife's risk guidelines.

MARKET RISK EXPOSURES

     The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, "market risk" is defined as the risk of loss resulting from changes in interest rates, equity market prices and foreign currency exchange rates.

     Interest Rates. The Company's exposure to interest rate changes results from its significant holdings of fixed maturities, as well as its interest rate sensitive liabilities. The fixed maturities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term treasury rates. The interest rate sensitive liabilities for purposes of this disclosure include fixed annuities which have the same type of interest rate exposure (medium- and long-term treasury rates) as fixed maturity securities. MetLife employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. Asset/liability management strategies include the use of derivatives, the purchase of securities structured to protect against prepayments, prepayment restrictions and related fees on mortgage loans and consistent monitoring of the pricing of the Company's products in order to better match the duration of the assets and the liabilities they support.

     Equity Market Prices. The Company's investments in equity securities expose it to changes in equity prices, as do certain liabilities that involve long-term guarantees on equity performance. MetLife manages this risk on an integrated basis with other risks through its asset/liability management strategies. MetLife also manages equity market price risk through industry and issuer diversification, asset allocation techniques and the use of derivatives.

     Foreign Currency Exchange Rates. The Company's exposure to fluctuations in foreign currency exchange rates against the U.S. dollar is not significant.

RISK MANAGEMENT

     Corporate Risk Management. MetLife has established several financial and non-financial senior management committees as part of its enterprise-wide risk management process. These committees manage capital and risk positions, approve asset/liability management strategies and establish appropriate corporate business standards for MetLife and its subsidiaries, including the Company.

     MetLife also has a separate Corporate Risk Management Department, which is responsible for risk for the MetLife Companies and reports to MetLife's Chief Financial Officer. The Corporate Risk Management Department's primary responsibilities consist of:

     - implementing a board of directors-approved corporate risk framework, which outlines MetLife's approach for managing risk on an enterprise-wide basis;

     - developing policies and procedures for managing, measuring and monitoring those risks identified in the corporate risk framework;

     - establishing appropriate corporate risk tolerance levels;

     - deploying capital on an economic capital basis;

     - reporting on a periodic basis to the Governance Committee of MetLife's board of directors and various financial and non-financial senior management committees.

     Asset/Liability Management. MetLife actively manages the MetLife Companies' assets using an approach that balances quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize, net of income taxes, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of MetLife's Portfolio Management Unit, MetLife's Business Finance Asset/Liability Management Unit and the MetLife Companies' operating business segments under the supervision of the various product line specific ALM Committees. The ALM Committees' duties include reviewing and approving target portfolios on a periodic basis, establishing investment guidelines and limits and providing oversight of the asset/liability management process. The portfolio managers and asset sector specialists, who have responsibility on a day-to-day basis for risk management of their respective investing activities, implement the goals and objectives established by the ALM Committees.

     Each of MetLife's business segments has an asset/liability officer who works with portfolio managers in the investment department to monitor investment, product pricing, hedge strategy and liability management issues. MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund the MetLife Companies' liabilities within acceptable levels of risk. These strategies include objectives for effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.

     To manage interest rate risk, MetLife performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the MetLife Companies' securities investments and liabilities to interest rate movements. These projections involve evaluating the potential gain or loss on most of the Company's in-force business under various increasing and decreasing interest rate environments. For several of its legal entities, MetLife maintains segmented operating and surplus asset portfolios for the purpose of asset/liability management and the allocation of investment income to product lines. For each of MetLife's segments, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. MetLife's operating segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. MetLife measures relative sensitivities of the value of the MetLife Companies' assets and liabilities to changes in key assumptions utilizing MetLife models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

     Common industry metrics, such as duration and convexity, are also used to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, consideration is given to all policyholder guarantees and to how MetLife intends to set indeterminate policy elements such as interest credits or dividends. Each of MetLife's operating asset segments has a duration constraint based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement and non-medical health products. MetLife may support such liabilities with equity investments or curve mismatch strategies.

     Hedging Activities. To reduce interest rate risk, MetLife's risk management strategies incorporate the use of various interest rate derivatives to adjust the overall duration and cash flow profile of its invested asset portfolios to better match the duration and cash flow profile of the MetLife Companies' liabilities. Such instruments include financial futures, financial forwards, interest rate and credit default swaps, caps, floors and options. MetLife also uses foreign currency swaps and forwards to hedge the MetLife Companies' foreign currency denominated fixed income investments. Prior to the Acquisition, MetLife initiated a hedging strategy for certain equity price risks within its liabilities using equity futures and options, which has been applied to the Company.

RISK MEASUREMENT; SENSITIVITY ANALYSIS

     MetLife measures market risk related to the MetLife Companies' holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. MetLife believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, MetLife used market rates at December 31, 2005 to re-price the Company's invested assets and other financial instruments. The sensitivity analysis separately calculated each of the Company's market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its non-trading invested assets and other financial instruments. The Company does not maintain a trading portfolio. The sensitivity analysis performed included the market risk sensitive holdings described above. MetLife modeled the impact of changes in market rates and prices on the fair values of the Company's invested assets, earnings and cash flows as follows:

     Fair Values. MetLife bases the potential change in fair values on an immediate change (increase or decrease) in:

     - the net present values of the Company's interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

     - the market value of the Company's equity positions due to a 10% change (increase or decrease) in equity prices;

     - the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% change (increase or decrease) in currency exchange rates.

     Earnings and Cash Flows. MetLife calculates the potential change in earnings and cash flows on the change in the Company's earnings and cash flows over a one-year period based on an immediate 10% change (increase or decrease) in interest rates and equity prices. The following factors were incorporated into the earnings and cash flows sensitivity analyses:

     - the reinvestment of fixed maturity securities;

     - the reinvestment of payments and prepayments of principal related to mortgage-backed securities;

     - the re-estimation of prepayment rates on mortgage-backed securities for each 10% change (increase or decrease) in the interest rates;

     - the expected turnover (sales) of fixed maturities and equity securities, including the reinvestment of the resulting proceeds.

     The sensitivity analysis is an estimate and should not be viewed as predictive of the Company's future financial performance. There can be no assurance that the Company's actual losses in any particular year will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

     - the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;

     - for derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

     - the analysis excludes real estate holdings and liabilities pursuant to insurance contracts;

     - the model assumes that the composition of assets and liabilities remains unchanged throughout the year.

     Accordingly, MetLife uses such models as tools and not substitutes for the experience and judgment of its corporate risk and asset/liability management personnel. Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, MetLife has determined that such a change could have a material adverse effect on the fair value of the Company's interest rate sensitive invested assets. The equity and foreign currency portfolios do not expose the Company to material market risk.

     The table below illustrates the potential loss in fair value of the Company's interest rate sensitive financial instruments at December 31, 2005. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company's equity price sensitive positions at December 31, 2005 is set forth in the table below.

     The potential loss in fair value for each market risk exposure of the Company's non-trading portfolio as of the period indicated was:

                                                              DECEMBER 31,
                                                                  2005
                                                              -------------
                                                              (IN MILLIONS)
Interest rate risk..........................................       $84
Equity price risk...........................................       $ 1
Foreign currency exchange rate risk.........................       $ 3

     The table below provides additional detail regarding the potential loss in fair value of the Company's non-trading interest sensitive financial instruments as of December 31, 2005 by type of asset or liability.

                                                             AS OF DECEMBER 31, 2005
                                                    ------------------------------------------
                                                                                 ASSUMING
                                                    NOTIONAL   ESTIMATED      A 10% INCREASE
                                                     AMOUNT    FAIR VALUE   IN THE YIELD CURVE
                                                    --------   ----------   ------------------
                                                                  (IN MILLIONS)
ASSETS
Fixed maturities..................................               $6,055           $(103)
Equity securities.................................                    4              --
Mortgage loans on real estate.....................                  258              (7)
Policy loans......................................                   37              (1)
Short-term investments............................                   57              --
Cash and cash equivalents.........................                  233              --
                                                                                  -----
     Total assets.................................                                $(111)
                                                                                  -----

LIABILITIES
Policyholder account balances.....................               $2,982           $  43
Payables for collateral under securities loaned
  and other transactions..........................                  108              --
                                                                                  -----
     Total liabilities............................                                $  43
                                                                                  -----
OTHER
Derivative instruments (designated hedges or
  otherwise)
  Interest rate swaps.............................   $1,069         200           $ (13)
  Financial futures...............................       64          --              (2)
  Foreign currency swaps..........................       31          (7)             (1)
  Foreign currency forwards.......................        8          --              --
  Options.........................................       --         112              --
  Financial forwards..............................       --          (2)             --
  Credit default swaps............................        4          --              --
                                                                                  -----
     Total other..................................                                $ (16)
                                                                                  -----
NET CHANGE........................................                                $ (84)
                                                                                  =====

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Reports of Independent Registered Public Accounting Firms...   F-1
Financial Statements as of December 31, 2005 (SUCCESSOR) and
  2004 (PREDECESSOR) and for the six months ended December
  31, 2005 (SUCCESSOR) and June 30, 2005 (PREDECESSOR) and
  for each of the years ended December 31, 2004
  (PREDECESSOR) and 2003 (PREDECESSOR):
  Consolidated Balance Sheets...............................   F-4
  Consolidated Statements of Income.........................   F-5
  Consolidated Statements of Stockholder's Equity...........   F-6
  Consolidated Statements of Cash Flows.....................   F-7
  Notes to Consolidated Financial Statements................   F-8
Financial Statement Schedules as of December 31, 2005
  (SUCCESSOR) and 2004 (PREDECESSOR) and for the six months
  ended December 31, 2005 (SUCCESSOR) and June 30, 2005
  (PREDECESSOR) and for the years ended December 31, 2004
  (PREDECESSOR) and 2003 (PREDECESSOR):
  Schedule I -- Consolidated Summary of Investments -- Other
     Than Investments in Affiliates.........................  F-57
  Schedule III -- Consolidated Supplementary Insurance
     Information............................................  F-58
  Schedule IV -- Consolidated Reinsurance...................  F-60

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of
The Travelers Life and Annuity Company:

     We have audited the accompanying consolidated balance sheet of The Travelers Life and Annuity Company and subsidiaries (the "Company") as of December 31, 2005 (SUCCESSOR), and the related consolidated statements of income, stockholder's equity, and cash flows for the six months ended December 31, 2005 (SUCCESSOR), and June 30, 2005 (PREDECESSOR). Our audit also included the consolidated financial statement schedules as of December 31, 2005 (SUCCESSOR), and the six months ended December 31, 2005 (SUCCESSOR), and June 30, 2005 (PREDECESSOR), listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedules based on our audit. The consolidated financial statements and consolidated financial statement schedules of the Company as of December 31, 2004 (PREDECESSOR), and for the years ended December 31, 2004 (PREDECESSOR) and 2003 (PREDECESSOR), were audited by other auditors whose report, dated March 28, 2005, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's change of its accounting method for certain non-traditional long duration contracts and separate accounts in 2004.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Travelers Life and Annuity Company and subsidiaries as of December 31, 2005 (SUCCESSOR), and the results of their operations and their cash flows for the six months ended December 31, 2005 (SUCCESSOR), and June 30, 2005 (PREDECESSOR), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein as of December 31, 2005 (SUCCESSOR), and for the six months ended December 31, 2005 (SUCCESSOR), and June 30, 2005 (PREDECESSOR).

     As described in Note 1 to the consolidated financial statements, the Company was acquired by MetLife, Inc. on July 1, 2005. As required by the U.S. Securities and Exchange Commission Staff Accounting Bulletin Topic 5-J., Push Down Basis of Accounting Required in Certain Limited Circumstances, the purchase method of accounting was applied to the assets and liabilities of the Company, and such assets and liabilities were measured at their fair values as of the acquisition date in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations. The accompanying consolidated financial statements for periods prior and subsequent to the acquisition date are labeled "PREDECESSOR" and "SUCCESSOR," respectively.

/s/ DELOITTE & TOUCHE LLP
---------------------------------------------------------
DELOITTE & TOUCHE LLP

New York, New York
March 29, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
The Travelers Life and Annuity Company:

     We have audited the accompanying balance sheet of The Travelers Life and Annuity Company as of December 31, 2004 (PREDECESSOR) and the related statements of income, stockholder's equity, and cash flows for each of the years in the two-year period ended December 31, 2004 (PREDECESSOR). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Life and Annuity Company as of December 31, 2004 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 2 to the financial statements, the Company changed its methods of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004.

/s/ KPMG LLP
---------------------------------------------------------
KPMG LLP

Hartford, Connecticut
March 28, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
The Travelers Life and Annuity Company:

     Under date of March 28, 2005, we reported on the balance sheet of The Travelers Life and Annuity Company as of December 31, 2004 (PREDECESSOR) and the related statements of income, stockholder's equity and cash flows for each of the years in the two-year period ended December 31, 2004 (PREDECESSOR), which are included in the Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the financial statements, the Company changed its methods of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004.

/s/ KPMG LLP
---------------------------------------------------------
KPMG LLP

Hartford, Connecticut
March 28, 2005

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                               SUCCESSOR       PREDECESSOR
                                                              ------------   ---------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2005            2004
                                                              ------------   ---------------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $6,158 and $5,929, respectively)......    $ 6,055          $ 6,261
  Equity securities available-for-sale, at fair value (cost:
     $4 and $23, respectively)..............................          4               26
  Mortgage loans on real estate.............................        258              212
  Policy loans..............................................         37               32
  Other limited partnership interests.......................         73              219
  Short-term investments....................................         57              420
  Other invested assets.....................................        333              159
                                                                -------          -------
     Total investments......................................      6,817            7,329
Cash and cash equivalents...................................        233                1
Accrued investment income...................................         69               84
Premiums and other receivables..............................        201              242
Deferred policy acquisition costs and value of business
  acquired..................................................      1,777            1,533
Goodwill....................................................        243               --
Current income tax recoverable..............................         20               --
Deferred income tax assets..................................         90               --
Other assets................................................         22                5
Separate account assets.....................................     12,179           11,631
                                                                -------          -------
     Total assets...........................................    $21,651          $20,825
                                                                =======          =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Future policy benefits....................................    $ 1,740          $ 1,073
  Policyholder account balances.............................      5,688            5,227
  Other policyholder funds..................................         68                6
  Current income tax payable................................         --              265
  Deferred income tax liability.............................         --              180
  Payables for collateral under securities loaned and other
     transactions...........................................        108              208
  Other liabilities.........................................        132              274
  Separate account liabilities..............................     12,179           11,631
                                                                -------          -------
     Total liabilities......................................     19,915           18,864
                                                                -------          -------
Stockholder's Equity:
Common stock, par value $100 per share; 100,000 shares
  authorized, 30,000 shares issued and outstanding..........          3                3
Additional paid-in capital..................................      1,725              817
Retained earnings...........................................         50              922
Accumulated other comprehensive (loss) income...............        (42)             219
                                                                -------          -------
     Total stockholder's equity.............................      1,736            1,961
                                                                -------          -------
     Total liabilities and stockholder's equity.............    $21,651          $20,825
                                                                =======          =======

          See accompanying notes to consolidated financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND JUNE 30, 2005
                 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                 (IN MILLIONS)

                                                    SUCCESSOR                 PREDECESSOR
                                                 ----------------   --------------------------------
                                                 SIX MONTHS ENDED   SIX MONTHS ENDED    YEARS ENDED
                                                   DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                                 ----------------   ----------------   -------------
                                                       2005               2005         2004    2003
                                                 ----------------   ----------------   -----   -----
REVENUES
Premiums.......................................        $ 17               $ 20         $ 40    $ 41
Universal life and investment-type product
  policy fees..................................         233                221          371     237
Net investment income..........................         167                223          389     356
Other revenues.................................          11                 12           19      19
Net investment gains (losses)..................         (35)                (6)          17      (7)
                                                       ----               ----         ----    ----
  Total revenues...............................         393                470          836     646
                                                       ----               ----         ----    ----
EXPENSES
Policyholder benefits and claims...............          90                 49           85      90
Interest credited to policyholder account
  balances.....................................          76                126          241     217
Other expenses.................................         165                184          303     185
                                                       ----               ----         ----    ----
  Total expenses...............................         331                359          629     492
                                                       ----               ----         ----    ----
Income before provision for income taxes.......          62                111          207     154
Provision for income taxes.....................          12                 35           49      35
                                                       ----               ----         ----    ----
Net income.....................................        $ 50               $ 76         $158    $119
                                                       ====               ====         ====    ====

          See accompanying notes to consolidated financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
          FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND JUNE 30, 2005
                 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                 (IN MILLIONS)

                                                                                         ACCUMULATED OTHER
                                                                                           COMPREHENSIVE
                                                                                           INCOME (LOSS)
                                                                                         -----------------
                                                                 ADDITIONAL               NET UNREALIZED
                                                        COMMON    PAID-IN     RETAINED   INVESTMENT GAINS
                                                        STOCK     CAPITAL     EARNINGS       (LOSSES)        TOTAL
                                                        ------   ----------   --------   -----------------   ------
BALANCE AT JANUARY 1, 2003 (PREDECESSOR)..............  $   3      $  417     $   645          $  95         $1,160
Comprehensive income (loss):
  Net income..........................................                            119                           119
  Other comprehensive income (loss):
    Unrealized gains (losses) on derivative
      instruments, net of income taxes................                                            (3)            (3)
    Unrealized investment gains (losses), net of
      related offsets and income taxes................                                           123            123
                                                                                                             ------
    Other comprehensive income (loss).................                                                          120
                                                                                                             ------
  Comprehensive income (loss).........................                                                          239
                                                        -----      ------     -------          -----         ------
BALANCE AT DECEMBER 31, 2003 (PREDECESSOR)............      3         417         764            215          1,399
Capital contributed by The Travelers Insurance
  Company.............................................                400                                       400
Comprehensive income (loss):
  Net income..........................................                            158                           158
  Other comprehensive income (loss):
    Unrealized gains (losses) on derivative
      instruments, net of income taxes................                                            (5)            (5)
    Unrealized investment gains (losses), net of
      related offsets and income taxes................                                             9              9
                                                                                                             ------
    Other comprehensive income (loss).................                                                            4
                                                                                                             ------
  Comprehensive income (loss).........................                                                          162
                                                        -----      ------     -------          -----         ------
BALANCE AT DECEMBER 31, 2004 (PREDECESSOR)............      3         817         922            219          1,961
Comprehensive income (loss):
  Net income..........................................                             76                            76
  Other comprehensive income (loss):
    Unrealized gains (losses) on derivative
      instruments, net of income taxes................                                            (2)            (2)
    Unrealized investment gains (losses), net of
      related offsets and income taxes................                                            (5)            (5)
                                                                                                             ------
    Other comprehensive income (loss).................                                                           (7)
                                                                                                             ------
  Comprehensive income (loss).........................                                                           69
Assumption of liabilities by The Travelers Insurance
  Company.............................................                  4                                         4
                                                        -----      ------     -------          -----         ------
BALANCE AT JUNE 30, 2005 (PREDECESSOR)................      3         821         998            212          2,034
Effect of push down accounting of MetLife,
  Inc.'s purchase price on The Travelers Life and
    Annuity
  Company's net assets acquired (See Note 1)..........              1,112        (998)          (212)           (98)
                                                        -----      ------     -------          -----         ------
BALANCE AT JULY 1, 2005 (SUCCESSOR)...................      3       1,933          --             --          1,936
Revisions of purchase price pushed down to The
  Travelers Life and Annuity Company's net assets
  acquired (See Note 1)...............................               (208)                                     (208)
Comprehensive income (loss):
  Net income..........................................                             50                            50
  Other comprehensive income (loss):
    Unrealized investment gains (losses), net of
      related offsets and income taxes................                                           (42)           (42)
                                                                                                             ------
    Other comprehensive income (loss).................                                                          (42)
                                                                                                             ------
  Comprehensive income (loss).........................                                                            8
                                                        -----      ------     -------          -----         ------
BALANCE AT DECEMBER 31, 2005 (SUCCESSOR)..............  $   3      $1,725     $    50          $ (42)        $1,736
                                                        =====      ======     =======          =====         ======

          See accompanying notes to consolidated financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND JUNE 30, 2005
                 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                 (IN MILLIONS)

                                                            SUCCESSOR                     PREDECESSOR
                                                         ----------------    --------------------------------------
                                                         SIX MONTHS ENDED    SIX MONTHS ENDED       YEARS ENDED
                                                           DECEMBER 31,          JUNE 30,           DECEMBER 31,
                                                         ----------------    ----------------    ------------------
                                                               2005                2005           2004       2003
                                                         ----------------    ----------------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.............................................      $    50              $  76          $   158    $   119
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization of premiums (accretion of discounts)
      associated with investments, net.................           12                 (8)             (18)       (13)
    Losses (gains) from sales of investments, net......           35                  6              (17)         7
    Interest credited to other policyholder account
      balances.........................................           76                126              241        217
    Universal life and investment-type product policy
      fees.............................................         (233)              (221)            (371)      (237)
    Change in accrued investment income................           11                 (4)              (7)       (37)
    Change in premiums and other receivables...........          (81)                 2               --          3
    Change in DAC and VOBA, net........................          (56)               (90)            (243)      (215)
    Change in insurance-related liabilities............           49                (15)             (49)       (16)
    Change in current income taxes payable.............          (25)              (242)             227       (101)
    Change in other assets.............................           90                 49               72       (128)
    Change in other liabilities........................           54                (75)             (17)        53
    Other, net.........................................           (1)                34              (21)        33
                                                             -------              -----          -------    -------
NET CASH (USED IN) OPERATING ACTIVITIES................          (19)              (362)             (45)      (315)
                                                             -------              -----          -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
    Fixed maturities...................................        3,483                521            1,305      2,111
    Equity securities..................................           30                  8               19          8
    Mortgage loans on real estate......................           37                 18               59         23
    Real estate and real estate joint ventures.........           --                 17                9         16
    Other limited partnership interests................           17                 18               23         16
  Purchases of:
    Fixed maturities...................................       (3,557)              (448)          (2,156)    (2,854)
    Equity securities..................................           --                 (1)             (30)        (4)
    Mortgage loans on real estate......................          (20)               (75)            (136)       (28)
    Other limited partnership interests................          (11)               (41)             (89)       (75)
  Policy loans.........................................           (2)                (4)              (5)         1
  Net change in short-term investments.................          131                135             (225)       280
  Net change in other invested assets..................           21                 16               43         76
  Other, net...........................................           --                  2               (1)        10
                                                             -------              -----          -------    -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES....          129                166           (1,184)      (420)
                                                             -------              -----          -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
    Deposits...........................................          343                476            1,023        914
    Withdrawals........................................         (290)              (181)            (178)      (268)
  Net change in payables for collateral under
    securities loaned and other transactions...........           (2)               (98)             (16)        75
  Financing element of certain derivative
    instruments........................................          (13)                --               --         --
  Capital contribution from parent.....................           --                 --              400         --
                                                             -------              -----          -------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............           38                197            1,229        721
                                                             -------              -----          -------    -------
Change in cash and cash equivalents....................          148                  1               --        (14)
Cash and cash equivalents, beginning of period.........           85                  1                1         15
                                                             -------              -----          -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............      $   233              $   2          $     1    $     1
                                                             =======              =====          =======    =======
Supplemental disclosures of cash flow information:
    Net cash paid (received) during the period for
      income taxes.....................................      $    37              $ 277          $  (179)   $   135
    Assumption of liabilities by The Travelers
      Insurance Company................................      $    --              $   4          $    --    $    --
                                                             =======              =====          =======    =======

    See Note 1 for purchase accounting adjustment.

          See accompanying notes to consolidated financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACQUISITION OF THE TRAVELERS LIFE AND ANNUITY COMPANY BY METLIFE, INC.

     On July 1, 2005 (the "Acquisition Date"), The Travelers Life and Annuity Company ("TLAC," together with its subsidiaries, the "Company") and other affiliated entities, including the Company's parent, The Travelers Insurance Company ("TIC"), and substantially all of Citigroup Inc.'s ("Citigroup") international insurance businesses, and excluding Primerica Life Insurance Company and its subsidiaries ("Primerica") (collectively, "Travelers"), were acquired by MetLife, Inc. ("MetLife") from Citigroup (the "Acquisition") for $12.0 billion. MetLife is a leading provider of insurance and other financial services to millions of individual and institutional customers throughout the United States. Outside the United States, the MetLife companies have direct insurance operations in Asia Pacific, Latin America and Europe.

     Consideration paid by MetLife for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of MetLife's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both MetLife and Citigroup and interpretation of the provisions of the acquisition agreement, dated as of January 31, 2005 between MetLife and Citigroup (the "Acquisition Agreement"), by both parties.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition is being accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair value as of the Acquisition Date. As required by the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Topic 5-J., Push Down Basis of Accounting Required in Certain Limited Circumstances, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been "pushed down" to the consolidated financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the "successor basis," while the historical basis of accounting is referred to as the "predecessor basis." Financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled "predecessor" and "successor," respectively.

  Purchase Price Allocation and Goodwill -- Preliminary

     The purchase price has been allocated to the assets acquired and liabilities assumed using management's best estimate of their fair values as of the Acquisition Date. The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005, and the resulting goodwill, as revised, are presented below. During the fourth quarter of 2005, the Company revised the purchase price allocation as a result of reviews of the Company's underwriting criteria performed in order to refine the estimate of fair values of assumed future policy benefit liabilities. As a result of these reviews and actuarial analyses, and to be consistent with MetLife's reserving methodologies, the Company increased its estimate of the fair value of liabilities relating to a specific group of acquired life insurance policies. Consequently, the fair value of future policy benefits assumed increased by $314 million, net of the related deferred tax assets of $110 million, for a net change of $204 million. The Company expects to complete its reviews and, if required, further refine its estimate of the fair value of such liabilities by June 30, 2006. Additionally, the Company received updated information regarding the fair values of certain assets and liabilities such as its investments in other limited partnerships, mortgage and consumer loans, other assets and other liabilities resulting in a change in the fair value of assets and liabilities acquired, net of their related deferred tax effects, of $23 million. These adjustments resulted in a reduction of the total net fair value of the assets acquired and liabilities assumed of $227 million from those initially estimated. Based upon MetLife's method of attributing the purchase price to the entities acquired, the portion of Travelers' purchase

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

price attributed to the Company was decreased by $208 million resulting in an increase in goodwill of $19 million.

     The fair value of certain other assets acquired and liabilities assumed, including goodwill, may be further adjusted during the allocation period due to finalization of the purchase price to be paid to Citigroup as noted previously, agreement between Citigroup and MetLife as to the tax basis purchase price to be allocated to the acquired subsidiaries, and receipt of information regarding the estimation of certain fair values. In no case will the adjustments extend beyond one year from the Acquisition Date.

                                                                   SUCCESSOR
                                                                   ---------
                                                              AS OF JULY 1, 2005
                                                              ------------------
                                                                 (IN MILLIONS)
TOTAL PURCHASE PRICE:.......................................             $11,966
  Purchase price attributed to other affiliates.............              10,238
                                                                         -------
  Purchase price attributed to the Company..................               1,728
NET ASSETS ACQUIRED PRIOR TO PURCHASE ACCOUNTING
  ADJUSTMENTS...............................................  $ 2,034
ADJUSTMENTS TO REFLECT ASSETS ACQUIRED AT FAIR VALUE:
  Fixed maturities available-for-sale.......................       (4)
  Mortgage loans on real estate.............................        7
  Real estate and real estate joint ventures
     held-for-investment....................................       (1)
  Other limited partnership interests.......................        3
  Other invested assets.....................................      (10)
  Premiums and other receivables............................      (47)
  Elimination of historical deferred policy acquisition
     costs..................................................   (1,622)
  Value of business acquired................................    1,676
  Value of distribution agreements acquired.................        8
  Net deferred income tax asset.............................      261
  Other assets..............................................        5
ADJUSTMENTS TO REFLECT LIABILITIES ASSUMED AT FAIR VALUE:
  Future policy benefits....................................     (292)
  Policyholder account balances.............................     (464)
  Other liabilities.........................................      (69)
                                                              -------
NET FAIR VALUE OF ASSETS ACQUIRED AND LIABILITIES ASSUMED...               1,485
                                                                         -------
GOODWILL RESULTING FROM THE ACQUISITION.....................             $   243
                                                                         =======

     The entire amount of goodwill is expected to be deductible for income tax purposes.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Condensed Statement of Net Assets Acquired

     The condensed statement of net assets acquired reflects the fair value of the Company's net assets as of July 1, 2005 as follows:

                                                                   SUCCESSOR
                                                               ------------------
                                                               AS OF JULY 1, 2005
                                                               ------------------
                                                                 (IN MILLIONS)
ASSETS:
Fixed maturities available-for-sale.........................        $ 6,135
Equity securities available-for-sale........................             35
Mortgage loans on real estate...............................            277
Policy loans................................................             36
Other limited partnership interests.........................             80
Short-term investments......................................            188
Other invested assets.......................................            332
                                                                    -------
  Total investments.........................................          7,083
Cash and cash equivalents...................................             85
Accrued investment income...................................             80
Premiums and other receivables..............................            175
Value of business acquired..................................          1,676
Goodwill....................................................            243
Other intangible assets.....................................              8
Deferred tax asset..........................................            100
Other assets................................................              6
Separate account assets.....................................         11,617
                                                                    -------
  Total assets acquired.....................................         21,073
                                                                    -------

LIABILITIES:
Future policy benefits......................................          1,728
Policyholder account balances...............................          5,684
Other policyholder funds....................................             15
Current income taxes payable................................             37
Other liabilities...........................................            264
Separate account liabilities................................         11,617
                                                                    -------
  Total liabilities assumed.................................         19,345
                                                                    -------
  Net assets acquired.......................................        $ 1,728
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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience.

     The value of the other identifiable intangibles reflects the estimated fair value of the Company's distribution agreements acquired at July 1, 2005 and will be amortized in relation to the expected economic benefits of the agreements. If actual experience under the distribution agreements differs from expectations, the amortization of these intangibles will be adjusted to reflect actual experience.

     The use of discount rates was necessary to establish the fair value of VOBA, as well as other identifiable intangible assets. In selecting the appropriate discount rates, management considered the calculated weighted average cost of capital, as well as the weighted average cost of capital required by market participants. A discount rate of 11.5% was used to value these intangible assets.

     The fair value of business acquired and distribution agreements acquired are as follows:

                                                            SUCCESSOR
                                                          -------------    WEIGHTED AVERAGE
                                                          JULY 1, 2005    AMORTIZATION PERIOD
                                                          -------------   -------------------
                                                          (IN MILLIONS)
Value of business acquired.............................      $1,676            16 years
Value of distribution agreements acquired..............           8            16 years
                                                             ------
  Total value of intangible assets acquired, excluding
     goodwill..........................................      $1,684            16 years
                                                             ======

     The estimated future amortization of the value of business acquired and distribution agreements from 2006 to 2010 is as follows:

                                                               (IN MILLIONS)
2006........................................................       $180
2007........................................................       $171
2008........................................................       $159
2009........................................................       $148
2010........................................................       $133

2.  SUMMARY OF ACCOUNTING POLICIES

  BUSINESS

     TLAC is a Connecticut corporation incorporated in 1973. As described more fully in Note 1, TLAC is a wholly-owned subsidiary of TIC. On July 1, 2005, TIC became a wholly-owned subsidiary of MetLife, a leading provider of insurance and other financial services to millions of individual and institutional customers throughout the United States. Outside the United States, the MetLife companies have direct insurance operations in Asia Pacific, Latin America and Europe. The Company offers annuities and life insurance to individuals and small businesses.

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

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and partnerships and joint ventures in which the Company has control. Assets, liabilities, revenues and expenses of the general account for 2005 and 2004 include amounts related to certain separate accounts previously reported in separate account assets and liabilities. See "-- Application of Recent Accounting Pronouncements." Intercompany accounts and transactions have been eliminated.

     As described more fully in Note 1, the application of purchase accounting resulted in the establishment of a new basis of accounting. Consequently, all periods prior and subsequent to the Acquisition Date are labeled "predecessor" and "successor," respectively. As such periods are not prepared on a consistent basis, the six month period and the years prior to the Acquisition are presented separately from the six month period subsequent to the Acquisition.

     Certain amounts in the predecessor consolidated financial statements for periods prior to July 1, 2005 have been reclassified to conform with the presentation of the successor.

     Significant reclassifications to the consolidated balance sheet as of December 31, 2004 are as follows: (i) securities previously reported in other invested assets are now reported in equity securities; (ii) securities partnerships that were previously reported in other invested assets are now reported in other limited partnership interests; (iii) reinsurance recoverables are now reported in premiums and other receivables; (iv) VOBA previously reported in other assets is now reported in deferred policy acquisition costs ("DAC"); (v) balances on investment-type contracts previously reported in contractholder funds are now reported in policyholder account balances; (vi) deferred sales inducements previously reported as part of DAC, are now reported in other assets; (vii) deferred profits previously reported as other liabilities are now reported in other policyholder funds.

     Reclassifications to the consolidated statements of income for the years ended December 31, 2004 and 2003, were primarily related to certain reinsurance and other revenues previously reported in general and administrative expenses which are now reported in other revenues. In addition, amortization of DAC is now reported in other expenses.

     The consolidated statements of cash flows for the years ended December 31, 2004 and 2003 have been presented using the indirect method. Reclassifications made to the consolidated statements of cash flows for the years ended December 31, 2004 and 2003 primarily related to investment-type policy activity previously reported as cash flows from operating activities which are now reported as cash flows from financing activities. In addition, net changes in payables for securities loaned transactions were reclassified from cash flows from investing activities to cash flows from financing activities and accrued withdrawal benefits were reclassified from cash flows from financing activities to cash flows from operating activities.

  SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments;
(iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of DAC and the establishment and amortization of VOBA; (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions; and (ix) the liability for litigation and regulatory matters. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

assumed -- the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's business and operations. Actual results could differ from these estimates.

  Investments

     The Company's principal investments are in fixed maturities, mortgage loans on real estate and other limited partnerships, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company's ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. In addition, the Company enters into certain limited partnerships for which the Company may be deemed to be the primary beneficiary and, therefore, may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity's expected losses and expected residual returns and the allocation of such estimates to each party.

  Derivatives

     The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to the Company's financial assets and liabilities. The Company also purchases investment securities, issues certain insurance policies and engages in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges; (ii) ineffectiveness of designated hedges; and (iii) counterparty default. In addition, there is a risk that embedded derivatives requiring bifurcation are not identified and reported at fair value in the consolidated financial statements. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

estimates are based on valuation methodologies and assumptions deemed appropriate under the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

  Deferred Policy Acquisition Costs and Value of Business Acquired

     The Company incurs significant costs in connection with acquiring new and renewal insurance business. These costs, which vary with and are primarily related to the production of that business, are deferred. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross profits, which generally are used to amortize such costs. VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in-force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than amounts deferred. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of DAC and VOBA. This practice assumes that the expectation for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred.

  Goodwill

     Goodwill is the excess of cost over the fair value of net assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the "reporting unit" level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. If the carrying value of a reporting unit's goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using a market multiple or discounted cash flow model. The critical estimates necessary in determining fair value are projected earnings, comparative market multiples and the discount rate.

  Liability for Future Policy Benefits

     The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance and traditional annuities. Generally, amounts are payable over an extended period of time and liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, expenses, persistency, investment returns and inflation. Utilizing these assumptions, liabilities are established on a block of business basis.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Differences between actual experience and the assumptions used in pricing these policies and in the establishment of liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

  Reinsurance

     The Company enters into reinsurance transactions as a purchaser of reinsurance. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

  Litigation

     The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. On a quarterly and annual basis the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2005. Furthermore, it is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

  SIGNIFICANT ACCOUNTING POLICIES

  Investments

     The Company's fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income or loss, net of policyholder related amounts and deferred income taxes. The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These adjustments are recorded as investment losses. The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described in " -- Summary of Critical Accounting Estimates -- Investments," about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

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

     Investment gains and losses on sales of securities are determined on a specific identification basis. All security transactions are recorded on a trade date basis. Amortization of premium and accretion of discount on fixed maturity securities is recorded using the effective interest method.

     Mortgage loans on real estate are stated at amortized cost, net of valuation allowances. Loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Valuation allowances are established for the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan's original effective interest rate, the value of the loan's collateral or the loan's market value if the loan is being sold. The Company also establishes allowances for loan loss when a loss contingency exists for pools of loans with similar characteristics, for example, mortgage loans based on similar property types and loan to value risk factors. A loss contingency exists when the likelihood that a future event will occur is probable based on past events. Changes in valuation allowances are included in net investment gains and losses. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan's contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 60 days past due and/or where the collection of interest is not considered probable. Cash receipts on impaired loans are recorded as a reduction of the recorded investment.

     Policy loans are stated at unpaid principal balances.

     Short-term investments are stated at amortized cost, which approximates fair value.

     Other invested assets consist primarily of the fair value of the Company's freestanding derivative instruments.

     Prior to the Acquisition, the Company used the equity method of accounting for all other limited partnership interests in which it had an ownership interest but did not control, including those in which it had a minor equity investment or virtually no influence over operations.

     Subsequent to the Acquisition, the Company uses the equity method of accounting for investments in other limited partnership interests in which it has more than a minor ownership interest or more than minor influence over operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for other limited partnership interests in which it has a minor ownership investment and virtually no influence over operations.

  Derivative Financial Instruments

     Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, or other financial indices. Derivatives may be exchange traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company has the ability to enter into income generation and replication derivatives as permitted by its Derivatives Use Plan approved by the Connecticut Insurance Department (the "Department"). Freestanding derivatives are carried on the Company's consolidated balance sheet either as

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

assets within other invested assets or as liabilities within other liabilities at fair value as determined by quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models. If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, changes in the fair value of the derivative are reported in net investment gains (losses).

     To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"); or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

     Under a fair value hedge, changes in the fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the fair value of the hedged item related to the designated risk being hedged, are reported within net investment gains (losses). The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statements of income within interest income or interest expense to match the location of the hedged item.

     Under a cash flow hedge, changes in the fair value of the hedging derivative measured as effective are reported within other comprehensive income
(loss), a separate component of stockholder's equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of income when the Company's earnings are affected by the variability in cash flows of the hedged item. Changes in the fair value of the hedging instrument measured as ineffectiveness are reported within net investment gains (losses). The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item.

     The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) the derivative is de-designated as a hedging instrument.

     When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the fair value or cash flows of a hedged item, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in net investment gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of income when the Company's earnings are affected by the variability in cash flows of the hedged item.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur by the end of the specified time period or the hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in net investment gains (losses). Any asset or liability associated with a recognized firm commitment is derecognized from the consolidated balance sheet, and recorded currently in net investment gains (losses). Deferred gains and losses of a derivative recorded in other comprehensive income (loss) pursuant to the cash flow hedge of a forecasted transaction are recognized immediately in net investment gains (losses).

     In all other situations in which hedge accounting is discontinued, the derivative is carried at its fair value on the consolidated balance sheet, with changes in its fair value recognized in the current period as net investment gains (losses).

     The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under SFAS 133. If the instrument would not be accounted for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried on the consolidated balance sheet at fair value with the host contract and changes in their fair value are reported currently in net investment gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the consolidated balance sheet at fair value, with changes in fair value recognized in the current period in net investment gains (losses).

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Certain securities of $83 million were reclassified to cash equivalents from short-term investments due to the revised term to maturity at the Acquisition Date.

  Deferred Policy Acquisition Costs and Value of Business Acquired

     DAC represents the costs of acquiring new and renewal insurance business that vary with, and are primarily related to, the production of that business are deferred. Such costs consist principally of commissions and agency and policy issue expenses. VOBA represents the present value of estimated future profits to be generated from existing insurance contracts in-force at the Acquisition Date.

     Generally, DAC and VOBA are amortized in proportion to the present value of estimated gross profits from investment, mortality, expense margins and surrender charges. Interest rates used to compute the present value of estimated gross profits are based on rates in effect at the inception or acquisition of the contracts.

     Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of DAC. This practice assumes that the expectation for long-term equity investment appreciation is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. Management periodically updates these estimates and evaluates the recoverability of DAC. When appropriate, management revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     DAC and VOBA for non-participating traditional life and annuity policies with life contingencies are amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

     Prior to the Acquisition, the Company amortized its deferred and payout annuity contracts employing a level effective yield methodology, whereas subsequent to the Acquisition, the Company amortizes DAC for deferred annuity contracts in proportion to anticipated gross profits and payout annuity contracts in proportion to anticipated premiums.

     Policy acquisition costs related to internally replaced contracts are expensed at the date of replacement.

  Sales Inducements

     The Company has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder's initial account balance is increased by an amount equal to a specified percentage of the customer's deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC.

  Goodwill

     Goodwill is the excess of cost over the fair value of net assets acquired and is as follows:

                                                                   SUCCESSOR
                                                               -----------------
                                                               DECEMBER 31, 2005
                                                               -----------------
                                                                 (IN MILLIONS)
BALANCE, END OF PREVIOUS PERIOD.............................         $ --
Effect of push down accounting of MetLife's purchase price
  on TLAC's net assets acquired (See Note 1)................          243
                                                                     ----
BALANCE, BEGINNING OF PERIOD................................          243
Dispositions and other......................................           --
                                                                     ----
BALANCE, BEGINNING AND END OF PERIOD........................         $243
                                                                     ====

     Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. If the carrying value of a reporting unit's goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using a market multiple or a discounted cash flow model.

  Liability for Future Policy Benefits and Policyholder Account Balances

     Overview

     Future policy benefit liabilities for non-participating traditional life insurance policies are equal to the aggregate of the present value of future benefit payments and related expenses less the present value of future net premiums. Assumptions as to mortality and persistency are based upon the Company's experience when

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the basis of the liability is established. For contracts in-force at the time of the Acquisition, the Company revalued the liabilities using updated assumptions as to interest rates, mortality, persistency and provisions for adverse deviation which were current as of the time of the Acquisition. The interest rate for future policy benefit liabilities on non-participating traditional life insurance on the successor basis is approximately 4% at December 31, 2005. The interest rates for the future policy benefit liabilities on the predecessor basis ranged from 3% to 7% at December 31, 2004.

     Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments. The interest rates used in establishing such liabilities on the successor basis range from 4% to 6% at December 31, 2005. The interest rates for such liabilities on the predecessor basis ranged from 2% to 9% at December 31, 2004.

     Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to
(i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 0.5% to 8% on the successor basis at December 31, 2005 and 1% to 8% on the predecessor basis at December 31, 2004, less expenses, mortality charges, and withdrawals; and (iii) fair value purchase accounting adjustments relating to the Acquisition.

  PRODUCT LIABILITY CLASSIFICATION CHANGES RESULTING FROM THE ACQUISITION

     Prior to the Acquisition, the Company determined the classification of its single premium immediate annuities and structured settlements as investment or insurance contracts at the contract level. As such, single premium immediate annuities and structured settlements with life contingent payments were classified and accounted for as "limited pay" long-duration insurance contracts due to their significant mortality risk. The liability associated with these contracts was reported in future policyholder benefits on the Company's consolidated balance sheet. Contracts without life contingencies were classified as investment contracts and were reported in policyholder account balances.

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

     With respect to immediate participation guarantee contracts, contracts may have funds associated with future life contingent payments on behalf of specific lives, as well as unallocated funds not yet associated with specific lives or future payments. Prior to the Acquisition, the Company classified and reported funds within a contract that were associated with life contingent payments in future policyholder benefits on the Company's consolidated balance sheet. All other funds held with respect to those contracts were reported in policyholder account balances on the Company's consolidated balance sheet.

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

     Subsequent to the Acquisition, the Company evaluates the immediate participation guarantee contracts at the aggregate level. Based upon the Company's current evaluation, all immediate participation guarantee

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

contracts are accounted for as universal life contracts and are being reported in policyholder account balances on the Company's consolidated balance sheet.

  GUARANTEES

     The Company establishes future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary and paid up guarantees relating to certain life policies as follows:

     - Annuity guaranteed death benefit liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the liabilities are consistent with those used for amortizing DAC, including the mean reversion assumption. The assumptions of investment performance and volatility are consistent with the historical experience of the capital markets. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

     - Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary and paid up guarantee liabilities are consistent with those used for amortizing DAC. The assumptions of investment performance and volatility for variable products are consistent with the historical experience of the capital markets. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

     The Company offers certain variable annuity products with guaranteed minimum benefit riders as follows:

     - Guaranteed minimum withdrawal benefit riders ("GMWB"s) guarantee a policyholder return of the purchase payment plus a bonus amount via partial withdrawals, even if the account value is reduced to zero, provided that the policyholder's cumulative withdrawals in a contract year do not exceed a certain limit. The initial guaranteed withdrawal amount is equal to the initial benefit base as defined in the contract. When an additional purchase payment is made, the guaranteed withdrawal amount is set equal to the greater of (i) the guaranteed withdrawal amount before the purchase payment; or (ii) the benefit base after the purchase payment. The benefit base increases by additional purchase payments plus a bonus amount and decreases by benefits paid and/or withdrawal amounts. After a specified period of time, the benefit base may also change as a result of an optional reset as defined in the contract. The benefit base can be reset to the account balance on the date of the reset if greater than the benefit base before the reset. The GMWB is an embedded derivative, which is measured at fair value separately from the host variable annuity product.

     - Guaranteed minimum accumulation benefit riders ("GMAB"s) provide the contractholder with a minimum accumulation of their purchase payments deposited within a specific time period, adjusted proportionately for withdrawals, after a specified period of time determined at the time of issuance of the variable annuity contract. The GMAB is also an embedded derivative, which is measured at fair value separately from the host variable annuity product.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of the GMWBs and GMABs is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. In measuring the fair value of GMWBs and GMABs, the Company attributes a portion of the fees collected from the policyholder equal to the present value of expected future guaranteed minimum withdrawal and accumulation benefits. GMWBs and GMABs are reported in policyholder account balances and the changes in fair value are reported in net investment gains (losses). Any additional fees represent "excess" fees and are reported in universal life and investment-type product policy fees.

  Other Policyholder Funds

     Other policyholder funds includes policy and contract claims and unearned policy and contract fees.

  Recognition of Insurance Revenue and Related Benefits

     Premiums related to traditional life and annuity policies with life contingencies are recognized as revenues when due. Benefits and expenses are provided against such revenues to recognize profits over the estimated lives of the policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into operations in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.

     Deposits related to universal life-type and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Amounts that are charged to operations include interest credited and benefit claims incurred in excess of related policyholder account balances.

  Other Revenues

     Other revenues include surrender penalties collected at the time of a contract surrender and other miscellaneous charges related to annuity and universal life contracts recognized when received.

  Federal Income Taxes

     The future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet dates and are recorded as deferred income tax assets and liabilities. Valuation allowances are established when management assesses, based on available information, that it is more likely than not that deferred income tax assets will not be realized.

     For federal income tax purposes, an election under Internal Revenue Code
Section 338 was made by the Company's ultimate parent, MetLife. As a result of this election, the income tax bases in the acquired assets and liabilities were adjusted as of the Acquisition Date resulting in a change to the related deferred income taxes. See Notes 1 and 7.

  Reinsurance

     The Company has reinsured certain of its life insurance contracts with other insurance companies under various agreements. For reinsurance contracts that transfer sufficient underwriting risk, reinsurance premiums, commissions, expense reimbursements, benefits and liabilities related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts due from reinsurers, for both short- and long-

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

duration arrangements, are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Policy and contract liabilities are reported gross of reinsurance credits. DAC and VOBA are reduced by amounts recovered under reinsurance contracts. Amounts received from reinsurers for policy administration are reported in other revenues.

  Separate Accounts

     Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Effective with the adoption of SOP 03-1 on January 1, 2004, the Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company's general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income. See "-- Application of Recent Accounting Pronouncements."

     The Company's revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company's general account assets, liabilities, revenues and expenses.

  APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
(iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. SFAS 155 will be applied prospectively and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company's consolidated financial statements. The FASB has issued additional guidance relating to derivative financial instruments as follows:

     - In June 2005, the FASB cleared SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarified that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

       of SFAS No. 133. Issue B39 clarified that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issues B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, did not have a material impact on the Company's consolidated financial statements.

     - Effective July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amended and clarified the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain previously issued and effective guidance, SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 did not have a significant impact on its consolidated financial statements.

     Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position ("FSP") 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 ("FSP 140-2"). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. FSP 140-2 did not have a material impact on the Company's consolidated financial statements.

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's consolidated financial statements.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In June 2005, the FASB completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company's consolidated financial statements and has provided the required disclosure.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company's consolidated financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 did not have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company's consolidated financial statements.

     Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's consolidated financial statements.

     Effective January 1, 2004, the Company adopted SOP 03-1 as interpreted by a Technical Practice Aid issued by the AICPA. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

valuation. The following summarizes the more significant aspects of the Company's adoption of SOP 03-1 prior to the Acquisition, effective January 1, 2004:

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

          Sales Inducements to Contractholders. In accordance with SOP 03-1, the Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. These inducements relate to bonuses on certain products offered by the Company.

     Effective the third quarter of 2003, the Company adopted FASB Interpretation ("FIN") No. 46 Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin No. 51 ("FIN 46") and its December 2003 revision ("FIN 46(r)"), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance.

     FIN 46 and FIN 46(r) change the method of determining whether certain entities, including securitization entities, should be consolidated in the Company's financial statements. An entity is subject to FIN 46 and FIN 46(r) and is called a variable interest entity ("VIE") if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

     The adoption of the provisions of FIN 46(r) during the third quarter of 2003 did not require the Company to consolidate any additional VIEs that were not previously consolidated.

     Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded and measured initially at fair value only when the liability is incurred rather

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

than at the date of an entity's commitment to an exit plan as required by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring ("EITF 94-3"). As required by SFAS 146, the Company adopted this guidance on a prospective basis which had no material impact on the Company's consolidated financial statements.

3.  INVESTMENTS

  FIXED MATURITIES BY SECTOR AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                               SUCCESSOR
                                              --------------------------------------------
                                                           DECEMBER 31, 2005
                                              --------------------------------------------
                                                             GROSS
                                               COST OR    UNREALIZED
                                              AMORTIZED   -----------   ESTIMATED    % OF
                                                COST      GAIN   LOSS   FAIR VALUE   TOTAL
                                              ---------   ----   ----   ----------   -----
                                                         (DOLLARS IN MILLIONS)
U.S. corporate securities...................   $2,808     $ 6    $ 70     $2,744      45.3%
Residential mortgage-backed securities......    1,021       1      17      1,005      16.6
Foreign corporate securities................      562       4      16        550       9.1
U.S. Treasury/agency securities.............      793       4       6        791      13.1
Commercial mortgage-backed securities.......      665       3       9        659      10.9
Asset-backed securities.....................      147      --       2        145       2.4
State and political subdivision
  securities................................       84      --       3         81       1.3
Foreign government securities...............       75       3       1         77       1.3
                                               ------     ---    ----     ------     -----
  Total bonds...............................    6,155      21     124      6,052     100.0
Redeemable preferred stocks.................        3      --      --          3        --
                                               ------     ---    ----     ------     -----
  Total fixed maturities....................   $6,158     $21    $124     $6,055     100.0%
                                               ======     ===    ====     ======     =====
Common stocks...............................   $    1     $ 1    $  1     $    1      25.0%
Non-redeemable preferred stocks.............        3      --      --          3      75.0
                                               ------     ---    ----     ------     -----
  Total equity securities...................   $    4     $ 1    $  1     $    4     100.0%
                                               ======     ===    ====     ======     =====

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               PREDECESSOR
                                              ---------------------------------------------
                                                            DECEMBER 31, 2004
                                              ---------------------------------------------
                                                             GROSS
                                               COST OR     UNREALIZED
                                              AMORTIZED   ------------   ESTIMATED    % OF
                                                COST      GAIN   LOSS    FAIR VALUE   TOTAL
                                              ---------   ----   -----   ----------   -----
                                                          (DOLLARS IN MILLIONS)
U.S. corporate securities...................   $3,373     $218   $  4      $3,587      57.3%
Residential mortgage-backed securities......      618       13     --         631      10.1
Foreign corporate securities................    1,180       71      2       1,249      19.9
U.S. Treasury/agency securities.............      154        9     --         163       2.6
Commercial mortgage-backed securities.......      288       11      1         298       4.8
Asset-backed securities.....................      192        1     --         193       3.1
State and political subdivision
  securities................................       57        8     --          65       1.0
Foreign government securities...............       63        6     --          69       1.1
                                               ------     ----   -----     ------     -----
  Total bonds...............................    5,925      337      7       6,255      99.9
Redeemable preferred stocks.................        4        2     --           6       0.1
                                               ------     ----   -----     ------     -----
  Total fixed maturities....................   $5,929     $339   $  7      $6,261     100.0%
                                               ======     ====   =====     ======     =====
Common stocks...............................   $   19     $  3   $ --      $   22      84.6%
Non-redeemable preferred stocks.............        4       --     --           4      15.4
                                               ------     ----   -----     ------     -----
  Total equity securities...................   $   23     $  3   $ --      $   26     100.0%
                                               ======     ====   =====     ======     =====

     The Company is not exposed to any significant concentration of credit risk in its U.S. and foreign corporate fixed maturities portfolio, other than those disclosed below:

                                                           SUCCESSOR          PREDECESSOR
                                                       -----------------   -----------------
                                                       DECEMBER 31, 2005   DECEMBER 31, 2004
                                                       -----------------   -----------------
                                                                   (IN MILLIONS)
Communications(1)....................................        $411                $629
Banking..............................................        $341                $457
Electric Utilities...................................        $278                $427
Capital Goods(2).....................................        $213                $329
Real Estate Investment Trust.........................        $207                $394
Finance Companies....................................        $203                $519
Basic Industry(3)....................................        $187                $243
Insurance............................................        $155                $291

---------------

(1) Communications includes telecommunications, media cable and media non-cable.

(2) Capital goods includes aerospace, building materials, conglomerates, construction machine, containers, defense, packaging and environmental.

(3) Basic industry includes chemicals, metals, and paper.

     The Company held fixed maturities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $395 million and $501 million at December 31, 2005 and 2004, respectively. These securities had a net unrealized gain (loss) of ($10) million and $42 million at December 31, 2005 and 2004, respectively. The Company held non-income producing fixed maturities at

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

estimated fair values of $2 million and $5 million at December 31, 2005 and 2004, respectively. Unrealized gains (losses) associated with non-income producing fixed maturities were ($3) million and $1 million at December 31, 2005 and 2004, respectively.

     The cost or amortized cost and estimated fair value of bonds at December 31, 2005 and 2004, by contractual maturity date (excluding scheduled sinking funds), are shown below:

                                                    SUCCESSOR               PREDECESSOR
                                              ----------------------   ----------------------
                                                DECEMBER 31, 2005        DECEMBER 31, 2004
                                              ----------------------   ----------------------
                                               COST OR                  COST OR
                                              AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                COST      FAIR VALUE     COST      FAIR VALUE
                                              ---------   ----------   ---------   ----------
                                                               (IN MILLIONS)
Due in one year or less.....................   $  347       $  346      $  263       $  269
Due after one year through five years.......    1,192        1,171       1,576        1,658
Due after five years through ten years......    1,577        1,534       2,335        2,482
Due after ten years.........................    1,206        1,192         653          724
                                               ------       ------      ------       ------
  Subtotal..................................    4,322        4,243       4,827        5,133
Mortgage-backed, commercial mortgage-backed
  and other asset-backed securities.........    1,833        1,809       1,098        1,122
                                               ------       ------      ------       ------
  Subtotal..................................    6,155        6,052       5,925        6,255
Redeemable preferred stocks.................        3            3           4            6
                                               ------       ------      ------       ------
     Total fixed maturities.................   $6,158       $6,055      $5,929       $6,261
                                               ======       ======      ======       ======

     Bonds not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

     The Company makes investments in collateralized mortgage obligations ("CMOs"). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches which are protected against prepayment risk, including planned amortization class and last cash flow tranches. Prepayment protected tranches are preferred because they provide stable cash flows in a variety of interest rate scenarios. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

     At December 31, 2005 and 2004, the Company held CMOs classified as available-for-sale with a fair value of $644 million and $235 million, respectively. Approximately 79% and 78% of the Company's CMO holdings were fully collateralized by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") securities at December 31, 2005 and 2004, respectively. In addition, the Company held $361 million and $396 million of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 2005 and 2004, respectively. All of these securities are rated AAA by the major rating agencies.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Sales or disposals of fixed maturities and equity securities classified as available-for-sale were as follows:

                                          SUCCESSOR                 PREDECESSOR
                                       ----------------   --------------------------------
                                       SIX MONTHS ENDED   SIX MONTHS ENDED    YEARS ENDED
                                         DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                       ----------------   ----------------   -------------
                                             2005               2005         2004    2003
                                       ----------------   ----------------   ----   ------
                                                          (IN MILLIONS)
Proceeds.............................       $3,351              $212         $820   $1,665
Gross investment gains...............       $    3              $  9         $ 25   $   50
Gross investment losses..............       $  (54)             $(12)        $(25)  $  (52)

     There were no gross investment losses above that exclude writedowns recorded during the six months ended December 31, 2005 and June 30, 2005. Gross investment losses exclude writedowns recorded during the years ended December 31, 2004 and 2003 for other-than-temporarily impaired available-for-sale fixed maturities and equity securities of $7 million and $11 million, respectively.

     The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment or are attributable to declines in fair value occurring in the period of disposition.

  UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES
  AVAILABLE-FOR-SALE

     The following tables show the estimated fair values and gross unrealized losses of the Company's fixed maturities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

                                                                      SUCCESSOR
                              ------------------------------------------------------------------------------------------
                                                                  DECEMBER 31, 2005
                              ------------------------------------------------------------------------------------------
                                                                 EQUAL TO OR GREATER
                                  LESS THAN 12 MONTHS               THAN 12 MONTHS                     TOTAL
                              ----------------------------   ----------------------------   ----------------------------
                              ESTIMATED         GROSS        ESTIMATED         GROSS        ESTIMATED         GROSS
                              FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                              ----------   ---------------   ----------   ---------------   ----------   ---------------
                                                                (DOLLARS IN MILLIONS)
U.S. corporate securities...    $2,307          $ 70           $  --           $  --          $2,307          $ 70
Residential mortgage-backed
  securities................       932            17              --              --             932            17
Foreign corporate
  securities................       422            16              --              --             422            16
U.S. Treasury/agency
  securities................       515             6              --              --             515             6
Commercial mortgage-backed
  securities................       352             9              --              --             352             9
Asset-backed securities.....        99             2              --              --              99             2
State and political
  subdivision securities....        74             3              --              --              74             3
Foreign government
  securities................        27             1              --              --              27             1
                                ------          ----           -----           -----          ------          ----
  Total bonds...............     4,728           124              --              --           4,728           124
Redeemable preferred
  stocks....................         1            --              --              --               1            --
                                ------          ----           -----           -----          ------          ----
  Total fixed maturities....    $4,729          $124           $  --           $  --          $4,729          $124
                                ======          ====           =====           =====          ======          ====
Equity securities...........    $    3          $  1           $  --           $  --          $    3          $  1
                                ======          ====           =====           =====          ======          ====
Total number of securities
  in an unrealized loss
  position..................     1,504                            --                           1,504
                                ======                         =====                          ======

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  PREDECESSOR
                         ---------------------------------------------------------------------------------------------
                                                               DECEMBER 31, 2004
                         ---------------------------------------------------------------------------------------------
                                                              EQUAL TO OR GREATER
                              LESS THAN 12 MONTHS               THAN 12 MONTHS                       TOTAL
                         -----------------------------   -----------------------------   -----------------------------
                         ESTIMATED    GROSS UNREALIZED   ESTIMATED    GROSS UNREALIZED   ESTIMATED    GROSS UNREALIZED
                         FAIR VALUE         LOSS         FAIR VALUE         LOSS         FAIR VALUE         LOSS
                         ----------   ----------------   ----------   ----------------   ----------   ----------------
                                                             (DOLLARS IN MILLIONS)
U.S. corporate
  securities...........     $343           $   4            $10            $  --            $353            $ 4
Residential mortgage-
  backed securities....       52              --             --               --              52             --
Foreign corporate
  securities...........      141               1             24                1             165              2
U.S. Treasury/agency
  securities...........        5              --             --               --               5             --
Commercial mortgage-
  backed securities....       51               1             --               --              51              1
Asset-backed
  securities...........       65              --              5               --              70             --
Foreign government
  securities...........        1              --             --               --               1             --
                            ----           -----            ---            -----            ----            ---
  Total bonds..........      658               6             39                1             697              7
Redeemable preferred
  stocks...............        1              --             --               --               1             --
                            ----           -----            ---            -----            ----            ---
  Total fixed
     maturities........     $659           $   6            $39            $   1            $698            $ 7
                            ====           =====            ===            =====            ====            ===
Equity securities......     $  1           $  --            $ 3            $  --            $  4            $--
                            ====           =====            ===            =====            ====            ===
Total number of
  securities in an
  unrealized loss
  position.............      242                             27                              269
                            ====                            ===                             ====

  AGING OF GROSS UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables present the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities at December 31, 2005 and 2004 where the estimated fair value had declined and remained below cost or amortized cost by less than 20% or 20% or more for:

                                                                 SUCCESSOR
                         ------------------------------------------------------------------------------------------
                                                             DECEMBER 31, 2005
                         ------------------------------------------------------------------------------------------
                           COST OR AMORTIZED COST        GROSS UNREALIZED LOSSES          NUMBER OF SECURITIES
                         ---------------------------   ---------------------------   ------------------------------
                         LESS THAN 20%   20% OR MORE   LESS THAN 20%   20% OR MORE   LESS THAN 20%    20% OR MORE
                         -------------   -----------   -------------   -----------   -------------   --------------
                                                           (DOLLARS IN MILLIONS)
Less than six months...     $4,843           $14           $ 119           $6            1,480             24
                            ------           ---           -----           --            -----             --
  Total................     $4,843           $14           $ 119           $6            1,480             24
                            ======           ===           =====           ==            =====             ==

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                PREDECESSOR
                                        ------------------------------------------------------------
                                                             DECEMBER 31, 2004
                                        ------------------------------------------------------------
                                        COST OR AMORTIZED     GROSS UNREALIZED        NUMBER OF
                                               COST                LOSSES             SECURITIES
                                        ------------------   ------------------   ------------------
                                        LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                           20%       MORE       20%       MORE       20%       MORE
                                        ---------   ------   ---------   ------   ---------   ------
                                                           (DOLLARS IN MILLIONS)
Less than six months..................    $506       $ --      $   3      $ --       182        --
Six months or greater but less than
  nine months.........................     134         --          2        --        47        --
Nine months or greater but less than
  twelve months.......................      26         --          1        --        13        --
Twelve months or greater..............      43         --          1        --        27        --
                                          ----       ----      -----      ----       ---       ---
  Total...............................    $709       $ --      $   7      $ --       269        --
                                          ====       ====      =====      ====       ===       ===

     As of December 31, 2005, $119 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities. As of December 31, 2004, $7 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, which represented 1% of the cost or amortized cost of such securities.

     As of December 31, 2005, $6 million of unrealized losses related to securities with an unrealized loss position greater than 20% of cost or amortized cost, which represented 43% of the cost or amortized cost of such securities. Of such unrealized losses of $6 million, all have been in an unrealized loss position for a period of less than six months. As of December 31, 2004, there were no unrealized losses related to securities with an unrealized loss position greater than 20% of cost or amortized cost.

     As described more fully in Note 2, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. In connection with the Acquisition, the Company's investment portfolio was revalued in accordance with purchase accounting as of July 1, 2005. The increase in the unrealized losses during 2005 is principally driven by an increase in interest rates since the portfolio revaluation at the Acquisition Date. Based upon the Company's evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the year, and the Company's intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

  SECURITIES LENDING PROGRAM

     The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. There were no securities on loan under the program at December 31, 2005. Securities with a cost or amortized cost of $105 million and an estimated fair value of $109 million were on loan under the program at December 31, 2004. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was not liable for any cash collateral under its control at December 31, 2005. The Company was liable for cash collateral under its control of $114 million at December 31, 2004. Securities loaned transactions are accounted for as financing arrangements on the Company's consolidated balance sheets and consolidated statements of cash flows and the income and expenses associated with the program are reported in net investment income as investment income and investment expenses, respectively. There was

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

no security collateral on deposit from customers at December 31, 2005 in connection with securities lending transactions. In connection with securities lending transactions, there was security collateral of $24 million on deposit from customers at December 31, 2004. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the consolidated financial statements.

  ASSETS ON DEPOSIT AND HELD IN TRUST

     The Company had investment assets on deposit with regulatory agencies with a fair market value of $5 million both at December 31, 2005 and 2004, respectively, consisting primarily of fixed maturity securities. The Company had no securities held in trust to satisfy collateral requirements at December 31, 2005 and 2004.

  MORTGAGE LOANS ON REAL ESTATE

     At December 31, 2005 and 2004, the Company's mortgage loans on real estate consisted of the following:

                                                          SUCCESSOR          PREDECESSOR
                                                      -----------------   -----------------
                                                      DECEMBER 31, 2005   DECEMBER 31, 2004
                                                      -----------------   -----------------
                                                                  (IN MILLIONS)
Current mortgage loans on real estate...............        $258                $209
Underperforming mortgage loans on real estate.......          --                   3
                                                            ----                ----
  Total mortgage loans on real estate...............        $258                $212
                                                            ====                ====

     Underperforming assets include delinquent mortgage loans over 90 days past due, loans in the process of foreclosure and loans modified at interest rates below market.

     Mortgage loans are collaterized by properties located in the United States. At December 31, 2005, approximately 27%, 16%, and 16% of the properties were located in California, New York and Maryland, respectively. Generally, the Company, as a lender, only loans up to 75% of the purchase price on the underlying real estate.

  NET INVESTMENT INCOME

     The components of net investment income were as follows:

                                            SUCCESSOR                 PREDECESSOR
                                         ----------------   --------------------------------
                                         SIX MONTHS ENDED   SIX MONTHS ENDED    YEARS ENDED
                                           DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                         ----------------   ----------------   -------------
                                               2005               2005         2004    2003
                                         ----------------   ----------------   -----   -----
                                                            (IN MILLIONS)
Fixed maturities.......................        $155               $185         $341    $310
Equity securities......................          --                 --            2       8
Mortgage loans on real estate..........           8                  9           18      11
Policy loans...........................          --                  1            1       1
Other limited partnership interests....           2                 27           28      24
Cash, cash equivalents and short-term
  investments..........................           5                  4            5       7
Other..................................          --                 --           --       1
                                               ----               ----         ----    ----
  Total................................        $170               $226         $395    $362
Less: Investment expenses..............           3                  3            6       6
                                               ----               ----         ----    ----
  Net investment income................        $167               $223         $389    $356
                                               ====               ====         ====    ====

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  NET INVESTMENT GAINS (LOSSES)

     Net investment gains (losses) were as follows:

                                            SUCCESSOR                 PREDECESSOR
                                         ----------------   --------------------------------
                                         SIX MONTHS ENDED   SIX MONTHS ENDED    YEARS ENDED
                                           DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                         ----------------   ----------------   -------------
                                               2005               2005         2004    2003
                                         ----------------   ----------------   -----   -----
                                                            (IN MILLIONS)
Fixed maturities(1)....................        $(51)              $(5)          $(6)   $(14)
Equity securities......................          --                 2            (1)      1
Mortgage loans on real estate..........          (1)               --            --      (1)
Derivatives............................          18                (3)           21       8
Other..................................          (1)               --             3      (1)
                                               ----               ---           ---    ----
  Net investment gains (losses)........        $(35)              $(6)          $17    $ (7)
                                               ====               ===           ===    ====

---------------

(1) Subsequent to the Acquisition, the Company's investment portfolio was repositioned, resulting in significant net investment losses during the six months ended December 31, 2005. Such losses resulted from the sale of securities during a period of rising interest rates.

  NET UNREALIZED INVESTMENT GAINS (LOSSES)

     The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

                                              SUCCESSOR                 PREDECESSOR
                                           ----------------   --------------------------------
                                           SIX MONTHS ENDED   SIX MONTHS ENDED    YEARS ENDED
                                             DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                           ----------------   ----------------   -------------
                                                 2005               2005         2004    2003
                                           ----------------   ----------------   -----   -----
                                                              (IN MILLIONS)
Fixed maturities.........................       $(103)             $ 319         $ 332   $ 323
Equity securities........................          --                  3             3      --
Derivatives..............................          --                 --             2      10
Other....................................          (6)                 4            --      (2)
                                                -----              -----         -----   -----
  Total..................................        (109)               326           337     331
Amounts allocated from DAC and VOBA......          45                 --            --      --
Deferred income taxes....................          22               (114)         (118)   (116)
                                                -----              -----         -----   -----
     Net unrealized investment gains
       (losses)..........................       $ (42)             $ 212         $ 219   $ 215
                                                =====              =====         =====   =====

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The changes in net unrealized investment gains (losses) were as follows:

                                                SUCCESSOR                 PREDECESSOR
                                             ----------------   --------------------------------
                                             SIX MONTHS ENDED   SIX MONTHS ENDED    YEARS ENDED
                                               DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                             ----------------   ----------------   -------------
                                                   2005               2005         2004    2003
                                             ----------------   ----------------   -----   -----
                                                                (IN MILLIONS)
BALANCE, END OF PREVIOUS PERIOD............       $ 212               $219         $215    $ 95
Effect of purchase accounting push down
  (See Note 1).............................        (212)                --           --      --
                                                  -----               ----         ----    ----
BALANCE, BEGINNING OF PERIOD...............          --                219          215      95
Unrealized investment gains (losses) during
  the period...............................        (109)               (10)           6     184
Unrealized investment gains (losses)
  relating to:
  DAC and VOBA.............................          45                 --           --      --
  Deferred income taxes....................          22                  3           (2)    (64)
                                                  -----               ----         ----    ----
BALANCE, END OF PERIOD.....................       $ (42)              $212         $219    $215
                                                  =====               ====         ====    ====

Net change in unrealized investment gains
  (losses).................................       $ (42)              $ (7)        $  4    $120
                                                  =====               ====         ====    ====

  VARIABLE INTEREST ENTITIES

     The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                                 DECEMBER 31, 2005
                                                              -----------------------
                                                              NOT PRIMARY BENEFICIARY
                                                              -----------------------
                                                                            MAXIMUM
                                                                TOTAL     EXPOSURE TO
                                                              ASSETS(1)     LOSS(2)
                                                              ---------   -----------
                                                                   (IN MILLIONS)
Other limited partnerships(3)...............................    $347          $6
                                                                ----          --
  Total.....................................................    $347          $6
                                                                ====          ==

---------------

(1) The assets of the other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company's consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2) The maximum exposure to loss of the other limited partnerships is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3) Other limited partnerships include partnerships established for the purpose of investing in public and private debt and equity securities.

4.  DERIVATIVE FINANCIAL INSTRUMENTS

  TYPES OF DERIVATIVE INSTRUMENTS

     On the Acquisition Date, derivative revaluation gains were reclassified from other assets to other invested assets to conform with MetLife's presentation.

     At the Acquisition Date, the Company's derivative positions which previously qualified for hedge accounting were dedesignated in accordance with SFAS 133. Such derivative positions were not redesignated

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

in hedging relationships. Accordingly, all changes in such derivative fair values for the six months ended December 31, 2005 are recorded in net investment gains (losses).

     The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

                                             SUCCESSOR                        PREDECESSOR
                                  -------------------------------   -------------------------------
                                         DECEMBER 31, 2005                 DECEMBER 31, 2004
                                  -------------------------------   -------------------------------
                                                CURRENT MARKET                    CURRENT MARKET
                                                OR FAIR VALUE                     OR FAIR VALUE
                                  NOTIONAL   --------------------   NOTIONAL   --------------------
                                   AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                  --------   ------   -----------   --------   ------   -----------
                                                            (IN MILLIONS)
Interest rate swaps.............   $1,069     $202        $ 2         $200      $  4        $ 1
Financial futures...............       64        1          1          168        --         --
Foreign currency swaps..........       31       --          7           29        --         10
Foreign currency forwards.......        8       --         --            3        --         --
Options.........................       --      115          3           --       135         --
Financial forwards..............       --       --          2           --        --          2
Credit default swaps............        4       --         --            9        --         --
                                   ------     ----        ---         ----      ----        ---
  Total.........................   $1,176     $318        $15         $409      $139        $13
                                   ======     ====        ===         ====      ====        ===

     The above table does not include notional values for equity futures, equity financial forwards, and equity options. At December 31, 2005 and 2004, the Company owned 413 and 164 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At December 31, 2005 and 2004, the Company owned 36,500 and 72,900 equity financial forwards, respectively. Equity financial forwards market values are included in financial forwards in the preceding table. At December 31, 2005 and 2004, the Company owned 1,058,300 and 881,350 equity options, respectively. Equity options market values are included in options in the preceding table. The notional amount related to equity options for 2004 has been removed from the above table to conform to 2005 presentation.

     The following table provides a summary of the notional amounts of derivative financial instruments by maturity at December 31, 2005:

                                                           SUCCESSOR
                               -----------------------------------------------------------------
                                                        REMAINING LIFE
                               -----------------------------------------------------------------
                                          AFTER ONE YEAR   AFTER FIVE YEARS
                               ONE YEAR      THROUGH           THROUGH          AFTER
                               OR LESS      FIVE YEARS        TEN YEARS       TEN YEARS   TOTAL
                               --------   --------------   ----------------   ---------   ------
                                                         (IN MILLIONS)
Interest rate swaps..........    $ 33          $286              $750           $  --     $1,069
Financial futures............      64            --                --              --         64
Foreign currency swaps.......      --             9                22              --         31
Foreign currency forwards....       8            --                --              --          8
Credit default swaps.........      --             2                 2              --          4
                                 ----          ----              ----           -----     ------
  Total......................    $105          $297              $774           $  --     $1,176
                                 ====          ====              ====           =====     ======

     Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

agreed notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date.

     In exchange-traded interest rate (Treasury and swap) and equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate and equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange.

     Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring and to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance. The value of interest rate futures is substantially impacted by changes in interest rates and they can be used to modify or hedge existing interest rate risk.

     Exchange-traded equity futures are used primarily to hedge liabilities embedded in certain variable annuity products offered by the Company.

     Foreign currency derivatives, including foreign currency swaps and foreign currency forwards are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies.

     In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the inception and termination of the currency swap by each party.

     In a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made in a different currency at the specified future date.

     Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at time of exercise and the strike price. Equity index options are included in options in the preceding table.

     Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. Equity variance swaps are included in financial forwards in the preceding table.

     Certain credit default swaps are used by the Company to hedge against credit-related changes in the value of its investments and to diversify its credit risk exposure in certain portfolios. In a credit default swap transaction, the Company agrees with another party, at specified intervals, to pay a premium to insure credit risk. If a credit event, as defined by the contract, occurs, generally the contract will require the swap to be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  HEDGING

     The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                             SUCCESSOR                        PREDECESSOR
                                  -------------------------------   -------------------------------
                                         DECEMBER 31, 2005                 DECEMBER 31, 2004
                                  -------------------------------   -------------------------------
                                                  FAIR VALUE                        FAIR VALUE
                                  NOTIONAL   --------------------   NOTIONAL   --------------------
                                   AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                  --------   ------   -----------   --------   ------   -----------
                                                            (IN MILLIONS)
Fair value......................   $   --     $ --        $--         $129      $ --        $--
Cash flow.......................       --       --         --          126         3         10
Non-qualifying..................    1,176      318         15          154       136          3
                                   ------     ----        ---         ----      ----        ---
  Total.........................   $1,176     $318        $15         $409      $139        $13
                                   ======     ====        ===         ====      ====        ===

  FAIR VALUE HEDGES

     The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities; and (iii) interest rate futures to hedge against changes in value of fixed rate investments.

     The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

                                             SUCCESSOR                 PREDECESSOR
                                          ----------------   --------------------------------
                                          SIX MONTHS ENDED   SIX MONTHS ENDED    YEARS ENDED
                                            DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                          ----------------   ----------------   -------------
                                                2005               2005         2004    2003
                                          ----------------   ----------------   -----   -----
                                                             (IN MILLIONS)
Changes in the fair value of
  derivatives...........................       $  --               $--           $(3)    $--
Changes in the fair value of the items
  hedged................................          --                (1)           (1)     (3)
                                               -----               ---           ---     ---
Net ineffectiveness of fair value
  hedging activities....................       $  --               $(1)          $(4)    $(3)
                                               =====               ===           ===     ===

     All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness, except for financial futures where the time value component of the derivative has been excluded from the assessment of ineffectiveness. For the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, the cost of carry for financial futures was ($1) million, ($4) million, and ($3) million, respectively.

     There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

  CASH FLOW HEDGES

     The Company designates and accounts for the following as cash flow hedges, when they have met the requirements of SFAS 133: (i) interest rate swaps to convert floating rate investments to fixed rate investments; and (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For the six months ended December 31, 2005 and June 30, 2005, and the years ended December 31, 2004 and 2003, the Company did not recognize any net investment gains (losses) related to the assessment of hedge ineffectiveness. All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness. For the six months ended December 31, 2005 and June 30, 2005 and for the years ended December 31, 2004 and 2003, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

     Presented below is a rollforward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

                                                    SUCCESSOR                 PREDECESSOR
                                                 ----------------   --------------------------------
                                                 SIX MONTHS ENDED   SIX MONTHS ENDED    YEARS ENDED
                                                   DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                                 ----------------   ----------------   -------------
                                                       2005               2005         2004    2003
                                                 ----------------   ----------------   -----   -----
                                                                    (IN MILLIONS)
BALANCE, END OF PREVIOUS PERIOD................       $  --               $ 2          $ 10    $ 13
Effect of purchase accounting push down (See
  Note 1)......................................          --                --            --      --
                                                      -----               ---          ----    ----
BALANCE, BEGINNING OF PERIOD...................          --                 2            10      13
Gains (losses) deferred in other comprehensive
  income (loss) on the effective portion of
  cash flow hedges.............................          --                (3)          (14)    (11)
Amounts reclassified to net investment
  income.......................................          --                 1             6       8
                                                      -----               ---          ----    ----
BALANCE, END OF PERIOD.........................       $  --               $--          $  2    $ 10
                                                      =====               ===          ====    ====

  NON-QUALIFYING DERIVATIVES AND DERIVATIVES FOR PURPOSES OTHER THAN HEDGING

     The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps and interest rate futures to minimize its exposure to interest rate volatility; (ii) foreign currency forwards and swaps to minimize its exposure to adverse movements in exchange rates; (iii) credit default swaps to minimize its exposure to adverse movements in credit; and (iv) equity futures, equity index options, and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products.

     Effective at the Acquisition Date, the Company's derivative positions which previously qualified for hedge accounting were dedesignated in accordance with SFAS 133. Such derivative positions were not redesignated and were included with the Company's other non-qualifying derivative positions from the Acquisition Date through December 31, 2005. For the six months ended December 31, 2005 and June 30, 2005, and the years ended December 31, 2004 and 2003, the Company recognized as net investment gains (losses) changes in fair value of $9 million, $9 million, ($20) million and ($64) million, respectively, related to derivatives that do not qualify for hedge accounting.

  EMBEDDED DERIVATIVES

     The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum accumulation and withdrawal benefits. The fair value of the Company's embedded derivative liabilities was $22 million and $72 million at December 31, 2005 and 2004, respectively. The amounts recorded in net investment gains (losses) for the six months ended December 31, 2005 and June 30, 2005 and during the year ended

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 2004 were gains (losses) of $23 million, ($2) million, and $19 million, respectively. There were no investment gains (losses) associated with embedded derivatives during the year ended December 31, 2003.

  CREDIT RISK

     The Company may be exposed to credit related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company's derivative transactions is represented by the fair value of contracts with a net positive fair value at the reporting date.

     As noted above, the Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit related losses in the event of nonperformance by counterparties to such derivative instruments.

     The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2005 and 2004, the Company was obligated to return cash collateral under its control of $108 million and $94 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheet. As of December 31, 2005 and 2004, the Company had also accepted collateral consisting of various securities with a fair market value of $22 million and $8 million, respectively, which is held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of December 31, 2005 and 2004, none of the collateral had been sold or repledged. As of December 31, 2005, the Company had not pledged any collateral related to derivative instruments.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INSURANCE

  DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     Information regarding DAC and VOBA for the years ended December 31, 2003 and 2004, and the six months ended June 30, 2005 and December 31, 2005, is as follows:

                                                              DAC      VOBA    TOTAL
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
BALANCE AT JANUARY 1, 2003 (PREDECESSOR)...................  $1,064   $   13   $1,077
  Capitalization...........................................     351       --      351
  Less: amortization.......................................     136        1      137
                                                             ------   ------   ------
BALANCE AT DECEMBER 31, 2003 (PREDECESSOR).................   1,279       12    1,291
  Capitalization...........................................     469       --      469
  Less: amortization.......................................     226        1      227
                                                             ------   ------   ------
BALANCE AT DECEMBER 31, 2004 (PREDECESSOR).................   1,522       11    1,533
  Capitalization...........................................     222       --      222
  Less: amortization.......................................     132        1      133
                                                             ------   ------   ------
BALANCE AT JUNE 30, 2005 (PREDECESSOR).....................   1,612       10    1,622
  Effect of purchase accounting push down (See Note 1).....  (1,612)   1,666       54
                                                             ------   ------   ------
BALANCE AT JULY 1, 2005 (SUCCESSOR)........................      --    1,676    1,676
                                                             ------   ------   ------
Capitalization.............................................     164       --      164
                                                             ------   ------   ------
Less: amortization related to:
  Net investment gains (losses)............................      (3)      (7)     (10)
  Unrealized investment gains (losses).....................     (17)     (28)     (45)
  Other expenses...........................................      12      106      118
                                                             ------   ------   ------
     Total amortization....................................      (8)      71       63
                                                             ------   ------   ------
BALANCE AT DECEMBER 31, 2005 (SUCCESSOR)...................  $  172   $1,605   $1,777
                                                             ======   ======   ======

     The estimated future amortization expense for the next five years allocated to other expenses for VOBA is $179 million in 2006, $170 million in 2007, $158 million in 2008, $147 million in 2009 and $132 million in 2010.

     Amortization of VOBA and DAC is related to (i) investment gains and losses and the impact of such gains and losses on the amount of the amortization; (ii) unrealized investment gains and losses to provide information regarding the amount that would have been amortized if such gains and losses had been recognized; and (iii) other expenses to provide amounts related to the gross profits originating from transactions other than investment gains and losses.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  VALUE OF DISTRIBUTION AGREEMENTS

     Changes in value of distribution agreements ("VODA"), which are reported within other assets in the consolidated balance sheet, are as follows:

                                                               (IN MILLIONS)
BALANCE AT DECEMBER 31, 2004 (PREDECESSOR)..................        $--
Effect of purchase accounting push down (See Note 1)........          8
Amortization................................................         --
                                                                    ---
BALANCE AT JULY 1, 2005 (SUCCESSOR).........................          8
Capitalization..............................................         --
Amortization................................................         --
                                                                    ---
BALANCE AT DECEMBER 31, 2005 (SUCCESSOR)....................        $ 8
                                                                    ===

     The estimated future amortization expense of the VODA is $1 million per year for each of the years from 2006 to 2010.

  SALES INDUCEMENTS

     Changes in deferred sales inducements are as follows:

                                             SUCCESSOR                 PREDECESSOR
                                          ----------------   -------------------------------
                                          SIX MONTHS ENDED   SIX MONTHS ENDED    YEAR ENDED
                                            DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                          ----------------   ----------------   ------------
                                                2005               2005             2004
                                          ----------------   ----------------   ------------
                                                            (IN MILLIONS)
BALANCE, END OF PREVIOUS PERIOD.........        $ 36               $25              $--
Effect of purchase accounting push down
  (See Note 1)..........................         (36)               --               --
                                                ----               ---              ---
BALANCE, BEGINNING OF PERIOD............          --                25               --
Capitalization..........................           8                12               25
Amortization............................          --                (1)              --
                                                ----               ---              ---
BALANCE, END OF PERIOD..................        $  8               $36              $25
                                                ====               ===              ===

  GUARANTEES

     The Company issues annuity contracts which may include contractual guarantees to the contractholder for the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary, or total deposits made to the contract less any partial withdrawals plus a minimum return ("anniversary contract value" or "minimum return"). These guarantees include benefits that are payable in the event of death.

     The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company had the following types of guarantees relating to annuity and universal and variable life contracts at:

  ANNUITY CONTRACTS

                                             SUCCESSOR                       PREDECESSOR
                                   ------------------------------   ------------------------------
                                         DECEMBER 31, 2005                DECEMBER 31, 2004
                                   ------------------------------   ------------------------------
                                       IN THE            AT             IN THE            AT
                                   EVENT OF DEATH   ANNUITIZATION   EVENT OF DEATH   ANNUITIZATION
                                   --------------   -------------   --------------   -------------
                                                        (DOLLARS IN MILLIONS)

ANNIVERSARY CONTRACT VALUE OR
  MINIMUM RETURN
  Account value (general and
     separate account)...........      $14,507           N/A           $14,293            N/A
  Net amount at risk.............      $   569(1)        N/A(2)        $   727(1)         N/A(2)
  Average attained age of
     contractholders.............     63 years           N/A          63 years            N/A

---------------

(1) The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2) The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

  UNIVERSAL AND VARIABLE LIFE CONTRACTS

                                                   SUCCESSOR                PREDECESSOR
                                            -----------------------   -----------------------
                                               DECEMBER 31, 2005         DECEMBER 31, 2004
                                            -----------------------   -----------------------
                                            SECONDARY     PAID UP     SECONDARY     PAID UP
                                            GUARANTEES   GUARANTEES   GUARANTEES   GUARANTEES
                                            ----------   ----------   ----------   ----------
                                                          (DOLLARS IN MILLIONS)
Account value (general and separate
  account)................................    $ 1,694       N/A         $ 1,088       N/A
Net amount at risk........................    $21,719(1)    N/A(1)      $12,823(1)    N/A(1)
Average attained age of policyholders.....   57 years       N/A        58 years       N/A

---------------

(1) The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

     The net amount at risk is based on the direct amount at risk (excluding reinsurance).

     The Company's annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

     Liabilities incurred, relating to annuity contracts, for guaranteed death benefits were $1 million for the six months ended December 31, 2005. There were no guaranteed death benefits incurred for the six months ended June 30, 2005 or the years ended December 31, 2004 and 2003. Liabilities incurred, relating to universal and variable life contracts, for secondary guarantees were $4 million for each of the six months ended December 31, 2005 and June 30, 2005 and $1 million for each of the years ended December 31, 2004 and 2003.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

                                                          SUCCESSOR          PREDECESSOR
                                                      -----------------   -----------------
                                                      DECEMBER 31, 2005   DECEMBER 31, 2004
                                                      -----------------   -----------------
                                                                  (IN MILLIONS)
Mutual Fund Groupings
  Equity............................................       $ 9,055             $ 8,282
  Bond..............................................         1,055                 989
  Balanced..........................................         1,261               1,509
  Money Market......................................           286                 319
  Specialty.........................................           218                 254
                                                           -------             -------
     TOTAL..........................................       $11,875             $11,353
                                                           =======             =======

  SEPARATE ACCOUNTS

     Separate account assets and liabilities include pass-through separate accounts totaling $12,179 million and $11,631 million at December 31, 2005 and 2004, respectively, for which the policyholder assumes all investment risk. There are no separate accounts for which the Company contractually guarantees either a minimum return or account value at December 31, 2005 and 2004.

     Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company's revenues as universal life and investment-type product policy fees and totaled $115 million, $95 million, $200 million and $127 million for the six months ended December 31, 2005 and June 30, 2005 and the years ended December 31, 2004 and 2003, respectively.

     The Company did not have any proportional interest in separate accounts for fixed maturities, equity securities, and cash and cash equivalents reported on the consolidated balance sheet at December 31, 2005.

     For the six months ended December 31, 2005 and June 30, 2005 and the year ended December 31, 2004, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

6.  REINSURANCE

     Since 1997, the majority of the Company's universal life business has been reinsured under an 80% ceded/20% retained yearly renewable term ("YRT") quota share reinsurance program and its term life business has been reinsured under a 90%/10% YRT quota share reinsurance program. Beginning in September 2002, newly issued term life business has been reinsured under a 90%/10% coinsurance quota share reinsurance program. Subsequently, portions of this term coinsurance have reverted to YRT for new business. Effective May 1, 2005, the Company's quota share program for YRT and coinsurance changed to 70%/30%. Within its normal course of business, the Company may retain up to $5 million per life and reinsures 100% of amounts in excess of the Company's retention limits. Generally, the maximum retention on an ordinary life risk is $2.5 million. Maximum retention of $2.5 million is generally reached on policies in excess of $12.5 million for universal life and $25 million for term insurance. Under certain circumstances, the Company may elect to retain up to $25 million per life. For other plans of insurance, it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification. Total in-force business ceded under reinsurance contracts is $48.6 billion and $44.3 billion at December 31, 2005 and 2004, respectively. The Company evaluates its

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

reinsurance programs routinely and may increase or decrease its retention at any time. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks of specific characteristics.

     In addition to reinsuring mortality risk, the Company reinsures other risks and specific coverages. The Company routinely reinsures certain classes of risks to limit its exposure to particular travel, avocation and lifestyle hazards. The Company uses excess of loss and quota share reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposure to larger risks.

     The Company reinsures its business through a diversified group of reinsurers. No single unaffiliated reinsurer has a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contracts. The Company is contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

     Prior to April 1, 2001, the Company reinsured the GMDB rider exposure on its variable annuity products. In 2004, The Travelers Life and Annuity Reinsurance Company ("TLARC") was formed as a pure captive insurer in order to permit TLAC and TIC to cede 100% of their risk associated with the secondary death benefit guarantee rider on certain universal life contracts. As part of the Acquisition TLARC became a direct subsidiary of MetLife. See Note 13.

     Total variable annuity account balances with GMDB riders were $14.5 billion, of which $4.7 billion, or 33%, was reinsured, and $11.1 billion, of which $4.8 billion, or 43%, is reinsured at December 31, 2005 and 2004, respectively. GMDBs are payable upon the death of the contractholder. When benefits payable are greater than the account value of the variable annuity, the difference is called the net amount at risk ("NAR"). NAR totals $569 million, of which $525 million, or 92%, is reinsured and $727 million, of which $670 million, or 90%, is reinsured at December 31, 2005 and 2004, respectively.

     The amounts in the consolidated statements of income are presented net of reinsurance ceded. The effects of reinsurance were as follows:

                                            SUCCESSOR                 PREDECESSOR
                                         ----------------   --------------------------------
                                         SIX MONTHS ENDED   SIX MONTHS ENDED    YEARS ENDED
                                           DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                         ----------------   ----------------   -------------
                                               2005               2005         2004    2003
                                         ----------------   ----------------   -----   -----
                                                            (IN MILLIONS)
Direct premiums earned.................        $ 41               $ 39         $ 74    $ 66
Reinsurance assumed....................          --                 --           --      --
Reinsurance ceded......................         (24)               (19)         (34)    (25)
                                               ----               ----         ----    ----
Net premiums earned....................        $ 17               $ 20         $ 40    $ 41
                                               ====               ====         ====    ====
Reinsurance recoverables netted against
  policyholder benefits................        $ 42               $ 61         $ 95    $ 75
                                               ====               ====         ====    ====

Written premiums are not materially different than earned premiums presented in the preceding table.

     Reinsurance recoverables, included in premiums and other receivables, were $77 million and $44 million at December 31, 2005 and 2004, respectively. Reinsurance premiums and ceded commissions payable included in other liabilities, were $12 million and $9 million at December 31, 2005 and 2004, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     The provision for income taxes for continuing operations was as follows:

                                            SUCCESSOR                 PREDECESSOR
                                         ----------------   --------------------------------
                                         SIX MONTHS ENDED   SIX MONTHS ENDED    YEARS ENDED
                                           DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                         ----------------   ----------------   -------------
                                               2005               2005         2004    2003
                                         ----------------   ----------------   -----   -----
                                                            (IN MILLIONS)
Current:
  Federal..............................        $(20)              $ 50         $ 96    $ 73
  Foreign..............................          --                 --           --       1
                                               ----               ----         ----    ----
                                                (20)                50           96      74
                                               ----               ----         ----    ----
Deferred:
  Federal..............................          32                (15)         (47)    (39)
                                               ----               ----         ----    ----
Provision for income taxes.............        $ 12               $ 35         $ 49    $ 35
                                               ====               ====         ====    ====

     Reconciliations of the income tax provision at the U.S. statutory rate to the provision for income taxes as reported for continuing operations were as follows:

                                            SUCCESSOR                 PREDECESSOR
                                         ----------------   --------------------------------
                                         SIX MONTHS ENDED   SIX MONTHS ENDED    YEARS ENDED
                                           DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                         ----------------   ----------------   -------------
                                               2005               2005         2004    2003
                                         ----------------   ----------------   -----   -----
                                                            (IN MILLIONS)
Tax provision at U.S. statutory rate...        $ 22               $39          $ 72    $ 54
Tax effect of:
  Tax exempt investment income.........         (10)               (4)          (15)    (11)
  Tax reserve release..................          --                --            (8)     (8)
                                               ----               ---          ----    ----
Provision for income taxes.............        $ 12               $35          $ 49    $ 35
                                               ====               ===          ====    ====

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

                                                          SUCCESSOR          PREDECESSOR
                                                      -----------------   -----------------
                                                      DECEMBER 31, 2005   DECEMBER 31, 2004
                                                      -----------------   -----------------
                                                                  (IN MILLIONS)
Deferred income tax assets:
  Benefit, reinsurance and other policyholder
     liabilities....................................        $ 580               $ 372
  Net unrealized investment losses..................           22                  --
  Capital loss carryforward.........................           17                  --
  Other.............................................            8                   7
                                                            -----               -----
  Total.............................................          627                 379
                                                            -----               -----
Deferred income tax liabilities:
  DAC and VOBA......................................         (525)               (426)
  Net unrealized investment gains...................           --                (118)
  Investments, net..................................          (12)                (13)
  Other.............................................           --                  (2)
                                                            -----               -----
  Total.............................................         (537)               (559)
                                                            -----               -----
Net deferred income tax asset (liability)...........        $  90               $(180)
                                                            =====               =====

     At December 31, 2005, the Company has a net deferred tax asset. If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. Based predominantly upon a review of the Company's anticipated future taxable income, but also including all other available evidence, both positive and negative, the Company's management concluded that it is "more likely than not" that the net deferred tax assets will be realized.

     Capital loss carryforwards amount to $50 million at December 31, 2005 and will expire in 2010.

     Subsequent to the Acquisition, the Company will file a consolidated tax return with its parent, TIC. The companies will execute a Tax Sharing Agreement (the "Tax Agreement") prior to the filing of the 2005 consolidated tax return. Under the Tax Agreement, the federal income taxes will be allocated between the companies on a separate return basis and adjusted for credits and other amounts required by the Tax Agreement.

     For the periods prior to the Acquisition, the Company files a consolidated federal income tax return with Citigroup, and were part of a Tax Sharing Agreement with Citigroup (the "Citigroup Tax Agreement.") Under the Citigroup Tax Agreement, the federal income taxes are allocated to each member of the consolidated group on a separate return basis adjusted for credits and other amounts required by the Citigroup Tax Agreement. TLAC had $265 million payable to TIC at December 31, 2004 related to the Citigroup Tax Agreement.

     Under the Life Insurance Company Tax Act of 1959, stock life insurance companies were required to maintain a policyholders' surplus account containing the accumulated portion of current income which had not been subject to income tax in the year earned. The Deficit Reduction Act of 1984 required that no future amounts be added after 1983 to the policyholders' surplus account and that any future distributions to shareholders from the account would become subject to income at the general corporate income tax rate then in effect. During 2004, the American Jobs Creation Act of 2004 ("AJCA") was enacted. The AJCA provides, in part, that distributions from policyholders' surplus accounts during 2005 and 2006 will not be taxed. The amount of policyholders' surplus account at December 31, 2004 was approximately $2 million. If the entire

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

policyholders' surplus account were deemed to be distributed in 2004, there would have been a tax liability of less than $1 million. No current or deferred taxes have been provided on these amounts in the past because management considered the conditions under which these taxes would be paid remote. For federal income tax purposes, an election under Internal Revenue Code Section 338 was made by MetLife upon Acquisition. The Section 338 election results in a deemed distribution of the Company's policyholders' surplus account in 2005. However, due to the provision of the AJCA, no tax liability will be incurred as a result of this deemed distribution of policyholders' surplus in 2005.

8.  CONTINGENCIES, COMMITMENTS AND GUARANTEES

  CONTINGENCIES

  LITIGATION

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

     Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses' testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

     The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2005. Furthermore, it is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against TLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Property Casualty Corporation, a former TLAC affiliate, purchased structured settlement annuities from TLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of TLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against TLAC: (i) violation of the Connecticut Unfair Trade Practice Statute; (ii) unjust enrichment; and (iii) civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. The Company has recently learned that the Connecticut Supreme Court has reversed the trial court's certification of a class. Plaintiff may file a motion with respect to the order and may seek upon remand to the trial court to file another motion for class certification. The Company and Travelers Equity Sales, Inc. intend to continue to vigorously defend the matter.

     Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of such products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. In addition, like many insurance companies and agencies in 2004 and 2005, the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is fully cooperating with regard to these information requests and investigations. The Company at the present is not aware of any systemic problems with respect to such matters that have a material adverse effect on the Company's consolidated financial position.

     In addition, the Company is a defendant or co-defendant in various other litigation matters in the normal course of business. These may include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company or otherwise. Further, state insurance regulatory authorities and other federal and state authorities may make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

     In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the Company's consolidated financial condition or liquidity, but, if involving monetary liability, may be material to the Company's operating results for any particular period.

  INSOLVENCY ASSESSMENTS

     Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assessments levied against the Company from January 1, 2003 through December 31, 2005 aggregated less than $1 million. The Company maintained a liability of $1 million at December 31, 2005 and December 31, 2004, respectively, and a related asset for premium tax offsets of $1 million at December 31, 2005, respectively, for future assessments in respect of currently impaired, insolvent or failed insurers. The related asset for premium tax offsets was insignificant at December 31, 2004 for future assessments in respect of currently impaired, insolvent or failed insurers.

     In the past five years, none of the aggregate assessments levied against the Company have been material. The Company has established liabilities for guaranty fund assessments that it considers adequate for assessments with respect to insurers that are currently subject to insolvency proceedings.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

COMMITMENTS

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $15 million and $20 million at December 31, 2005 and 2004, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

  MORTGAGE LOAN COMMITMENTS

     The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $20 million and $26 million at December 31, 2005 and 2004, respectively. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

GUARANTEES

     In the normal course of its business, the Company may provide certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company may provide indemnities and guarantees, including those related to tax, other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company may provide indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits.

     These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to contractual limitation, while in other cases such limitations are not specified or applicable. Therefore, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees.

     In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies other of its agents for liabilities incurred as a result of their representation of the Company's interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnities in the future.

9.  EMPLOYEE BENEFIT PLANS

  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     Subsequent to the Acquisition, the Company became a participating employer in qualified and non-qualified, noncontributory defined benefit pension plans sponsored by MetLife. Employees were credited with prior service recognized by Citigroup, solely for the purpose of determining eligibility and vesting under the Metropolitan Life Retirement Plan for United States Employees (the "Plan"), a noncontributory qualified defined benefit pension plan, with respect to benefits earned under the Plan subsequent to the closing date of the Acquisition. Net periodic expense related to these plans is based on the employee population as of the valuation date at the beginning of the year; accordingly, no expense related to the MetLife plans was allocated to the Company for the six months ended December 31, 2005.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Prior to the Acquisition, the Company participated in qualified and non-qualified, noncontributory defined benefit pension plans and certain other postretirement plans sponsored by Citigroup. The Company's share of expense for these plans was insignificant for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, respectively. The obligation for benefits earned under these plans was retained by Citigroup.

10.  EQUITY

  DIVIDEND RESTRICTIONS

     Under Connecticut State Insurance Law, TLAC is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent as long as the amount of such dividend, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. TLAC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance ("Commissioner") and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition, under Connecticut State Insurance Law all dividend payments by TLAC through June 30, 2007 require prior approval of the Commissioner. TLAC did not pay dividends in 2005 or 2004.

  CAPITAL CONTRIBUTIONS

     In 2005, the Company had an increase of $4 million in paid-in capital due to an assumption of all tax liabilities for potential audit liabilities for federal and state income taxes and other taxes with respect to pre-Acquisition tax periods. The Acquisition Agreement provides for an indemnification by Citigroup to MetLife for specified tax liabilities incurred prior to the Acquisition Date. During 2004, the Company received a capital contribution of $400 million from its parent, TIC.

  STATUTORY EQUITY AND INCOME

     The Department imposes minimum risk-based capital ("RBC") requirements that were developed by the National Association of Insurance Commissioners ("NAIC"). The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. TLAC exceeded the minimum RBC requirements for all periods presented herein.

     The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles ("SAP") continue to be established by individual state laws and permitted practices. The Department has adopted Codification, with certain modifications, for the preparation

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of statutory financial statements of insurance companies domiciled in Connecticut. Modifications by the Department may impact the effect of Codification on the statutory capital and surplus of TLAC.

     SAP differs from GAAP primarily by: (i) charging policy acquisition costs to expense as incurred; (ii) establishing future policy benefit liabilities using different actuarial assumptions; (iii) valuing securities on a different basis; and (iv) maintaining additional reserves associated with credit default and interest related investment gains and losses.

     In addition, certain assets are not admitted under SAP and are charged directly to surplus. The most significant asset not admitted by TLAC is the net deferred tax asset resulting from temporary differences between SAP basis and tax basis not expected to reverse and become recoverable within a year.

     Statutory net income (loss) of the TLAC, a Connecticut domiciled insurer, was ($80) million, ($211) million and $37 million for the years ended December 31, 2005, 2004 and 2003, respectively. Statutory capital and surplus, as filed with the Department, was $782 million and $942 million at December 31, 2005 and 2004, respectively.

  OTHER COMPREHENSIVE INCOME

     The following table sets forth the reclassification adjustments required for the six months ended December 31, 2005 and June 30, 2005, and the years ended December 31, 2004 and 2003, in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior period:

                                                    SUCCESSOR                 PREDECESSOR
                                                 ----------------   --------------------------------
                                                 SIX MONTHS ENDED   SIX MONTHS ENDED    YEARS ENDED
                                                   DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                                 ----------------   ----------------   -------------
                                                       2005               2005         2004    2003
                                                 ----------------   ----------------   -----   -----
                                                                    (IN MILLIONS)
Holding (losses) gains on investments arising
  during the period............................        $(89)              $(5)         $ 18    $183
Income tax effect of holding (losses) gains....          31                 1            (6)    (64)
Reclassification adjustments:
  Recognized holding (gains) losses included in
     current year income.......................         (32)                3             6      14
  Amortization of premiums and accretion of
     discounts associated with investments.....          12                (8)          (18)    (13)
  Income tax effect of reclassification
     adjustments...............................           7                 2             4      --
                                                       ----               ---          ----    ----
     Total reclassification adjustments........         (13)               (3)           (8)      1
Allocation of holding loss on investments
  relating to other policyholder amounts.......          45                --            --      --
Income tax effect of allocation of holding
  loss.........................................         (16)               --            --      --
                                                       ----               ---          ----    ----
     Other comprehensive income (losses).......        $(42)              $(7)         $  4    $120
                                                       ====               ===          ====    ====

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  OTHER EXPENSES

     Other expenses were comprised of the following:

                                          SUCCESSOR                 PREDECESSOR
                                       ----------------   --------------------------------
                                                                              YEARS ENDED
                                       SIX MONTHS ENDED   SIX MONTHS ENDED   DECEMBER 31,
                                         DECEMBER 31,         JUNE 30,       -------------
                                             2005               2005         2004    2003
                                       ----------------   ----------------   -----   -----
                                                          (IN MILLIONS)
Compensation.........................       $  27              $  19         $  45   $  34
Commissions..........................         156                180           373     298
Amortization of DAC and VOBA.........         108                133           227     137
Capitalization of DAC................        (164)              (222)         (469)   (351)
Rent, net of sublease income.........           2                  1             4       3
Other................................          36                 73           123      64
                                            -----              -----         -----   -----
     Total other expenses............       $ 165              $ 184         $ 303   $ 185
                                            =====              =====         =====   =====

12.  FAIR VALUE INFORMATION

     The estimated fair values of financial instruments have been determined by using available market information and the valuation methodologies described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     Amounts related to the Company's financial instruments were as follows:

                                                                         SUCCESSOR
                                                              --------------------------------
                                                              NOTIONAL   CARRYING   ESTIMATED
                                                               AMOUNT     VALUE     FAIR VALUE
                                                              --------   --------   ----------
                                                                       (IN MILLIONS)
DECEMBER 31, 2005
Assets:
  Fixed maturities..........................................              $6,055      $6,055
  Equity securities.........................................              $    4      $    4
  Mortgage loans on real estate.............................              $  258      $  258
  Policy loans..............................................              $   37      $   37
  Short-term investments....................................              $   57      $   57
  Cash and cash equivalents.................................              $  233      $  233
  Mortgage loan commitments.................................    $20       $   --      $   --
  Commitments to fund partnership investments...............    $15       $   --      $   --
Liabilities:
  Policyholder account balances.............................              $3,195      $2,982
  Payables for collateral under securities loaned and other
     transactions...........................................              $  108      $  108

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                        PREDECESSOR
                                                              --------------------------------
                                                              NOTIONAL   CARRYING   ESTIMATED
                                                               AMOUNT     VALUE     FAIR VALUE
                                                              --------   --------   ----------
                                                                       (IN MILLIONS)
DECEMBER 31, 2004
Assets:
  Fixed maturities..........................................              $6,261      $6,261
  Equity securities.........................................              $   26      $   26
  Mortgage loans on real estate.............................              $  212      $  221
  Policy loans..............................................              $   32      $   32
  Short-term investments....................................              $  420      $  420
  Cash and cash equivalents.................................              $    1      $    1
  Mortgage loan commitments.................................    $26       $   --      $   --
  Commitments to fund partnership investments...............    $20       $   --      $   --
Liabilities:
  Policyholder account balances.............................              $3,458      $3,519
  Payables for collateral under securities loaned and other
     transactions...........................................              $  208      $  208

     The methods and assumptions used to estimate the fair values of financial instruments are summarized as follows:

  FIXED MATURITIES AND EQUITY SECURITIES

     The fair value of fixed maturities and equity securities are based upon quotations published by applicable stock exchanges or received from other reliable sources. For securities for which the market values were not readily available, fair values were estimated using quoted market prices of comparable investments.

  MORTGAGE LOANS ON REAL ESTATE, MORTGAGE LOAN COMMITMENTS AND COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     Fair values for mortgage loans on real estate are estimated by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. For mortgage loan commitments, the estimated fair value is the net premium or discount of the commitments. Commitments to fund partnership investments have no stated interest rate and are assumed to have a fair value of zero.

  POLICY LOANS

     The carrying values for policy loans approximate fair value.

  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The carrying values for cash and cash equivalents and short-term investments approximated fair values due to the short-term maturities of these instruments.

  POLICYHOLDER ACCOUNT BALANCES

     The fair value of policyholder account balances which have final contractual maturities are estimated by discounting expected future cash flows based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the agreements being valued. The fair value of policyholder account balances without final contractual maturities are assumed to equal their current net surrender value.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  PAYABLES FOR COLLATERAL UNDER SECURITIES LOANED AND OTHER TRANSACTIONS

     The carrying values for payables for collateral under securities loaned and other transactions approximate fair value.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The fair value of derivative instruments, including financial futures, interest rate, credit default and foreign currency swaps, foreign currency forwards, and options are based upon quotations obtained from dealers or other reliable sources. See Note 4 for derivative fair value disclosures.

13.  RELATED PARTY TRANSACTIONS

     TIC, TLAC's parent, handles all banking functions including payment of expenses for TLAC.

     In December 2004, TLAC entered into a reinsurance agreement with TLARC related to guarantee features included in certain of their universal life and variable universal life products. This reinsurance agreement is treated as a deposit-type contract and at December 31, 2005, the Company had a recoverable from TLARC of $40 million. Fees associated with this contract, included within other expenses, were $12 million and $22 million for the six months ended December 31, 2005 and June 30, 2005, respectively.

     In addition, TLAC's individual insurance mortality risk is reinsured, in part, to Reinsurance Group of America, Incorporated ("RGA"), an affiliate, subsequent to the Acquisition Date. Reinsurance recoverables under these agreements with RGA were $33 million and $17 million at December 31, 2005 and 2004, respectively. Ceded premiums, universal life fees and benefits were $2 million, $19 million and $36 million, respectively, for the six months ended December 31, 2005 and $3 million, $7 million and $5 million, respectively, for the six months ended June 30, 2005.

     At June 30, 2005 and December 31, 2004, TLAC had investments in Tribeca Citigroup Investments Ltd. ("Tribeca"), an affiliate of the Company, in the amounts of $10 million and $14 million, respectively. Income (loss) of $(1) million, $1 million and $7 million was recognized on these investments in the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, respectively. In July 2005, TLAC sold its investment in Tribeca.

     Prior to the Acquisition, the Company had related party transactions with its former parent and/or affiliates. These transactions are described as follows:

     The Company had outstanding loaned securities to a former affiliate, Citigroup Global Markets Inc., in the amount of $38 million at December 31, 2004.

     Citigroup and certain of its subsidiaries provided investment management and accounting services, payroll, internal auditing, benefit management and administration, property management and investment technology services to the Company. The Company paid TIC an insignificant amount for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003 for these services.

     TIC maintains a short-term investment pool in which the Company participates. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 2004, the pool totaled approximately $4.1 billion of which the Company's share amounted to $384 million and is included in short-term investments on the balance sheet.

     In the ordinary course of business, the Company distributes fixed and variable annuity products through its affiliate Smith Barney ("SB"). Premiums and deposits related to these products were $506 million and $707 million in 2004 and 2003, respectively. The Company also markets term and universal life products through SB. Premiums related to such products were $108 million and $88 million in 2004 and 2003, respectively. Commissions and fees paid to SB were $50 million and $57 million in 2004 and 2003, respectively.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A Wholly-Owned Subsidiary of The Travelers Insurance Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company also distributes deferred annuity products through its affiliates, Primerica Financial Services, Inc. ("PFS"), CitiStreet Retirement Services, a division of CitiStreet LLC, (together with its subsidiaries,"CitiStreet") and Citibank, N.A. ("Citibank").

     Deposits received from PFS were $636 million and $628 million in 2004 and 2003, respectively. Commissions and fees paid to PFS were $48 million and $52 million, in 2004 and 2003, respectively.

     Deposits received from CitiStreet were $116 million and $82 million in 2004 and 2003, respectively. Related commissions and fees paid to CitiStreet were $3 million and $2 million in 2004 and 2003, respectively.

     Deposits received from Citibank were $112 million and $162 million in 2004 and 2003, respectively. Commissions and fees paid to Citibank were $13 million and $12 million in 2004 and 2003, respectively.

     The leasing functions for the Company were administered by a Citigroup subsidiary. Rent expense related to leases was shared by the companies on a cost allocation method based generally on estimated usage by department. The Company's rent expense was insignificant in 2004 and 2003.

14.  SUBSEQUENT EVENT

     On February 14, 2006, TLAC filed, with the State of Connecticut Office of the Secretary of the State, a Certificate of Amendment to the Charter as Amended and Restated of The Travelers Life and Annuity Company (the "Charter Amendment"). The Charter Amendment changes the name of TLAC to "MetLife Life and Annuity Company of Connecticut" and is effective on May 1, 2006.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A WHOLLY-OWNED SUBSIDIARY OF THE TRAVELERS INSURANCE COMPANY)

                                   SCHEDULE I

                     CONSOLIDATED SUMMARY OF INVESTMENTS --
                      OTHER THAN INVESTMENTS IN AFFILIATES
                               DECEMBER 31, 2005
                                 (IN MILLIONS)

                                                                SUCCESSOR
                                             ------------------------------------------------
                                                  COST OR                        AMOUNT AT
                                                 AMORTIZED        ESTIMATED    WHICH SHOWN ON
                                                  COST(1)         FAIR VALUE   BALANCE SHEET
                                                 ---------        ----------   --------------
TYPE OF INVESTMENT
Fixed Maturities:
  Bonds:
     U.S. Treasury/agency securities.......        $  793           $  791         $  791
     State and political subdivision
       securities..........................            84               81             81
     Foreign government securities.........            75               77             77
     Public utilities......................           199              197            197
     All other corporate bonds.............         3,171            3,097          3,097
  Residential and commercial
     mortgage-backed, and other
     asset-backed securities...............         1,833            1,809          1,809
  Redeemable preferred stock...............             3                3              3
                                                   ------           ------         ------
     Total fixed maturities................         6,158           $6,055          6,055
                                                   ------           ======         ------
Equity Securities:
  Common stocks:
     Industrial, miscellaneous and all
       other...............................             1           $    1              1
  Non-redeemable preferred stocks..........             3                3              3
                                                   ------           ------         ------
     Total equity securities...............             4           $    4              4
                                                   ------           ======         ------
Mortgage loans on real estate..............           258                             258
Policy loans...............................            37                              37
Other limited partnership interests........            73                              73
Short-term investments.....................            57                              57
Other invested assets......................           333                             333
                                                   ------                          ------
     Total investments.....................        $6,920                          $6,817
                                                   ======                          ======

---------------

(1) Cost for fixed maturities and mortgage loans on real estate represent original cost reduced by repayments, net valuation allowances and write-downs from other-than-temporary declines in value and adjusted for amortization of premiums or accretion of discount; for equity securities, cost represents original cost reduced by write-downs from other-than-temporary declines in value; and limited partnership interests represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A WHOLLY-OWNED SUBSIDIARY OF THE TRAVELERS INSURANCE COMPANY)

                                  SCHEDULE III

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                    AS OF DECEMBER 31, 2005 (SUCCESSOR) AND
                        DECEMBER 31, 2004 (PREDECESSOR)
                                 (IN MILLIONS)

                                                                       FUTURE
                                                                       POLICY
                                                                    BENEFITS AND
                                                            DAC        OTHER       POLICYHOLDER
                                                            AND     POLICYHOLDER     ACCOUNT       UNEARNED
                                                            VOBA       FUNDS         BALANCES     REVENUE(1)
                                                            -----   ------------   ------------   ----------
As of December 31, 2005 (SUCCESSOR)......................  $1,777      $1,808         $5,688         $18
                                                           ======      ======         ======         ===
As of December 31, 2004 (PREDECESSOR)....................  $1,533      $1,079         $5,227         $42
                                                           ======      ======         ======         ===

---------------

(1) Amounts are included in the other policyholder funds column for successor and included in other liabilities for predecessor.

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A WHOLLY-OWNED SUBSIDIARY OF THE TRAVELERS INSURANCE COMPANY)

                          SCHEDULE III -- (CONTINUED)

           FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 (SUCCESSOR) AND
                        JUNE 30, 2005 (PREDECESSOR) AND
          FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (PREDECESSOR)
                                 (IN MILLIONS)

                                       PREMIUM                  POLICYHOLDER
                                       REVENUES                   BENEFITS     AMORTIZATION OF                PREMIUMS
                                         AND          NET           AND         DAC AND VOBA       OTHER      WRITTEN
                                        POLICY    INVESTMENT      INTEREST       CHARGED TO      OPERATING   (EXCLUDING
                                         FEES       INCOME        CREDITED     OTHER EXPENSES    EXPENSES      LIFE)
                                         ------   -----------   ------------   ---------------   ---------   ----------
For the six months ended December 31,
  2005 (SUCCESSOR)...................    $250        $167           $166            $108            $57        $  --
                                         ====        ====           ====            ====            ===        =====
For the six months ended June 30,
  2005 (PREDECESSOR).................    $241        $223           $175            $133            $51        $   4
                                         ====        ====           ====            ====            ===        =====
For the year ended December 31, 2004
  (PREDECESSOR)......................    $411        $389           $326            $227            $76        $   6
                                         ====        ====           ====            ====            ===        =====
For the year ended December 31, 2003
  (PREDECESSOR)......................    $278        $356           $307            $137            $48        $   4
                                         ====        ====           ====            ====            ===        =====

                     THE TRAVELERS LIFE AND ANNUITY COMPANY
         (A WHOLLY-OWNED SUBSIDIARY OF THE TRAVELERS INSURANCE COMPANY)

                                  SCHEDULE IV

                            CONSOLIDATED REINSURANCE
AS OF DECEMBER 31, 2005 AND 2004 AND FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
        AND JUNE 30, 2005 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                 (IN MILLIONS)

                                                                                                      % AMOUNT
                                                               GROSS                          NET     ASSUMED
                                                              AMOUNT     CEDED    ASSUMED   AMOUNT     TO NET
                                                              -------   -------   -------   -------   --------
AS OF AND FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
  (SUCCESSOR)
Life insurance in-force.....................................  $63,023   $48,618    $ --     $14,405       --%
                                                              =======   =======    ====     =======
Life insurance premium......................................  $    41   $    24    $ --     $    17       --%
                                                              =======   =======    ====     =======
FOR THE SIX MONTHS ENDED JUNE 30, 2005 (PREDECESSOR)
Life insurance premium......................................  $    39   $    19    $ --     $    20       --%
                                                              =======   =======    ====     =======
AS OF AND FOR THE YEAR ENDED 2004 (PREDECESSOR)
Life insurance in-force.....................................  $54,886   $44,286    $ --     $10,600       --%
                                                              =======   =======    ====     =======
Life insurance premium......................................  $    74   $    34    $ --     $    40       --%
                                                              =======   =======    ====     =======
AS OF AND FOR THE YEAR ENDED 2003 (PREDECESSOR)
Life insurance in-force.....................................  $43,671   $34,973    $ --     $ 8,698       --%
                                                              =======   =======    ====     =======
Life insurance premium......................................  $    66   $    25    $ --     $    41       --%
                                                              =======   =======    ====     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

  DISCLOSURE CONTROLS AND PROCEDURES

     TLAC's management, with the participation of TLAC's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of TLAC's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

  INTERNAL CONTROL OVER FINANCIAL REPORTING

     On July 1, 2005, MetLife completed the Acquisition of the Company. MetLife is in the process of completing its post-merger integration plan which includes migrating policyholder data for certain insurance products onto MetLife applications. Management believes that these data migrations were adequately controlled and tested and that a common platform across the enterprise strengthens the controls over the financial reporting process. Such conversions have resulted in changes that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting for the quarter ended December 31, 2005. Except as set forth above, there were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     On February 14, 2006, TLAC filed with the State of Connecticut Office of the Secretary of the State the Charter Amendment. The Charter Amendment changes the name of TLAC to "MetLife Life and Annuity Company of Connecticut" and is effective on May 1, 2006.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     As a result of the acquisition on July 1, 2005 (the "Acquisition Date") of the Company by MetLife, Inc. ("MetLife"), on September 29, 2005, the Company dismissed KPMG LLP ("KPMG") as its independent auditors and engaged Deloitte & Touche LLP ("Deloitte") to serve as the Company's independent auditors. The following represents (i) the fees billed by KPMG to the Company for 2004 and for 2005 through the date of its dismissal; and (ii) the fees billed by Deloitte to the Company for 2005:

                                                               2005     2004
                                                              -------   -----
                                                              (IN THOUSANDS)
Audit Fees(1)...............................................  $1,567    $345
Audit-Related Fees(2).......................................  $  515    $  4
Tax Fees(3).................................................      --      --
All Other Fees(4)...........................................      --      --

--------------------------------------------------------------------------------

     (1) Fees for services to perform an audit or review in accordance with auditing standards of the Public Company Accounting Oversight Board ("PCAOB") and services that generally only the Company's independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

     (2) Fees for assurance and related services that are traditionally performed by the Company's independent auditor, such as audit and related services for due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

     (3) Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers and acquisitions, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities.

     (4) De minimis fees for other types of permitted services.

APPROVAL OF FEES PRIOR TO THE ACQUISITION

     Prior to the Acquisition Date, all fees charged by KPMG were reviewed and approved by Citigroup Inc.'s audit and risk management committee. Such committee concluded that the provision of services by KPMG was consistent with the maintenance of the external auditors' independence in the conduct of its auditing functions.

APPROVAL OF FEES FOLLOWING THE ACQUISITION

     The Audit Committee of MetLife (the "Audit Committee") approves the provision of audit and non-audit services to MetLife and its subsidiaries, including the Company, in advance as required under the Sarbanes-Oxley Act of 2002 and SEC rules. Under procedures adopted by the Audit Committee, the Audit Committee reviews, on an annual basis, a schedule of particular audit services that MetLife expects to be performed in the next fiscal year for MetLife and its subsidiaries, including the Company, and an estimated amount of fees for each particular audit service. The Audit Committee also reviews a schedule of audit-related, tax and other permitted non-audit services that the independent auditor may be engaged to perform during the next fiscal year and an estimated amount of fees for each of those services, as well as information on pre-approved services provided by the independent auditor in the current year.

     Based on this information, the Audit Committee pre-approves the audit services that MetLife expects to be performed by the independent auditor in connection with the audit of MetLife's and its subsidiaries' financial statements for the next fiscal year, the audit-related, tax and other permitted non-audit services that management may desire to engage the independent auditor to perform during the next fiscal year. In addition, the Audit Committee approves the terms of the engagement letter to be entered into with the independent auditor with respect to such services.

     If, during the course of the year, the audit, audit-related, tax and other permitted non-audit fees exceed the previous estimates provided to the Audit Committee, the Audit Committee determines whether or not to approve the additional fees. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by the independent auditor.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

          1. Financial Statements

             The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 40.

          2. Financial Statement Schedules

             The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 40.

          3. Exhibits

             The exhibits are listed in the Exhibit Index which begins on page E-1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2006                            THE TRAVELERS LIFE AND ANNUITY
                                          COMPANY

                                          By: /s/ C. Robert Henrikson
                                            ------------------------------------
                                            Name: C. Robert Henrikson
                                            Title: Chairman of the Board,
                                                   President
                                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

             /s/ C. Robert Henrikson                  Chairman of the Board, President    March 31, 2006
 ------------------------------------------------       and Chief Executive Officer
               C. Robert Henrikson                     (Principal Executive Officer)


            /s/ Leland C. Launer, Jr.                             Director                March 31, 2006
 ------------------------------------------------
              Leland C. Launer, Jr.


                /s/ Lisa M. Weber                                 Director                March 31, 2006
 ------------------------------------------------
                  Lisa M. Weber


               /s/ Stanley J. Talbi                      Senior Vice-President and        March 31, 2006
 ------------------------------------------------         Chief Financial Officer
                 Stanley J. Talbi                      (Principal Financial Officer)


           /s/ Joseph J. Prochaska, Jr.                  Senior Vice-President and        March 31, 2006
 ------------------------------------------------         Chief Accounting Officer
             Joseph J. Prochaska, Jr.                  (Principal Accounting Officer)

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

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
     2.1       Acquisition Agreement between MetLife, Inc. and Citigroup,
               Inc., dated as of January 31, 2005 (Incorporated by
               reference to Exhibit 2.1 to MetLife, Inc.'s Current Report on Form 8-K dated February 4, 2005)
     3.1       Charter of The Travelers Life and Annuity Company ("TLAC"),
               as effective April 10, 1990
     3.2       Certificate of Amendment of the Charter as Amended and
               Restated of TLAC, as effective May 1, 2006
     3.3       By-laws of TLAC, as effective October 20, 1994
    31.1       Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
    31.2       Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
    32.1       Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002
    32.2       Certification of Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002