Form 10-Q
period 2006-03-31
MetLife Life & Annuity CO of Connecticut
filed 2006-05-15
CIK 929498

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

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER: 33-58677
                             ---------------------

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

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

     At May 11, 2006, 30,000 shares of the registrant's common stock, $100 par value per share, were outstanding, all of which are owned by MetLife Insurance Company of Connecticut (formerly, The Travelers Insurance Company), a wholly-owned subsidiary of MetLife, Inc.

                           REDUCED DISCLOSURE FORMAT

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I -- FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS......................................    4

  Interim Condensed Consolidated Balance Sheets at March 31, 2006
     (SUCCESSOR) (Unaudited) and December 31, 2005 (SUCCESSOR).........    4

  Interim Condensed Consolidated Statements of Income for the Three
     Months Ended March 31, 2006 (SUCCESSOR) (Unaudited) and March 31,     5
     2005 (PREDECESSOR) (Unaudited)....................................

  Interim Condensed Consolidated Statement of Stockholder's Equity for
     the Three Months Ended March 31, 2006 (SUCCESSOR) (Unaudited).....    6

  Interim Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2006 (SUCCESSOR) (Unaudited) and March 31,
     2005 (PREDECESSOR) (Unaudited)....................................    7

  Notes to Interim Condensed Consolidated Financial Statements             8
     (Unaudited).......................................................

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.......................   26

  ITEM 4.    CONTROLS AND PROCEDURES...................................   32

PART II -- OTHER INFORMATION

  ITEM 1.    LEGAL PROCEEDINGS.........................................   33

  ITEM 6.    EXHIBITS..................................................   34

  SIGNATURES...........................................................   35

  EXHIBIT INDEX........................................................  E-1

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of MetLife Life and Annuity Company of Connecticut (formerly, The Travelers Life and Annuity Company) and its subsidiary, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on MetLife Life and Annuity Company of Connecticut and its subsidiary. Such forward-looking statements are not guarantees of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          SUCCESSOR
                                                              ----------------------------------
                                                              MARCH 31, 2006   DECEMBER 31, 2005
                                                              --------------   -----------------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
    (amortized cost: $5,949 and $6,158, respectively).......     $ 5,732            $ 6,055
  Equity securities available-for-sale, at fair value (cost:
    $5 and $4, respectively)................................           5                  4
  Mortgage loans on real estate.............................         257                258
  Policy loans..............................................          46                 37
  Other limited partnership interests.......................          70                 73
  Short-term investments....................................         178                 57
  Other invested assets.....................................         344                333
                                                                 -------            -------
    Total investments.......................................       6,632              6,817
Cash and cash equivalents...................................         217                233
Accrued investment income...................................          67                 69
Premiums and other receivables..............................         296                201
Deferred policy acquisition costs and value of business
  acquired..................................................       1,831              1,777
Goodwill....................................................         243                243
Current income tax recoverable..............................          19                 20
Deferred income tax asset...................................         100                 90
Other assets................................................          18                 22
Separate account assets.....................................      12,435             12,179
                                                                 -------            -------
    Total assets............................................     $21,858            $21,651
                                                                 =======            =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Future policy benefits....................................     $ 1,725            $ 1,740
  Policyholder account balances.............................       5,628              5,688
  Other policyholder funds..................................          74                 68
  Payables for collateral under securities loaned and other
    transactions............................................          99                108
  Other liabilities.........................................         166                132
  Separate account liabilities..............................      12,435             12,179
                                                                 -------            -------
    Total liabilities.......................................      20,127             19,915
                                                                 -------            -------
Stockholder's Equity:
Common stock, par value $100 per share; 100,000 shares
  authorized, 30,000 shares issued and outstanding..........           3                  3
Additional paid-in capital..................................       1,725              1,725
Retained earnings...........................................          99                 50
Accumulated other comprehensive income (loss)...............         (96)               (42)
                                                                 -------            -------
    Total stockholder's equity..............................       1,731              1,736
                                                                 -------            -------
    Total liabilities and stockholder's equity..............     $21,858            $21,651
                                                                 =======            =======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

                                 (IN MILLIONS)

                                                               SUCCESSOR           PREDECESSOR
                                                           ------------------   ------------------
                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                               MARCH 31,            MARCH 31,
                                                           ------------------   ------------------
                                                                  2006                 2005
                                                           ------------------   ------------------
REVENUES
Premiums.................................................  $               12   $               10
Universal life and investment-type product policy fees...                 121                  107
Net investment income....................................                  86                  105
Other revenues...........................................                   7                    6
Net investment gains (losses)............................                 (32)                   2
                                                           ------------------   ------------------
  Total revenues.........................................                 194                  230
                                                           ------------------   ------------------
EXPENSES
Policyholder benefits and claims.........................                  25                   23
Interest credited to policyholder account balances.......                  29                   62
Other expenses...........................................                  71                   80
                                                           ------------------   ------------------
  Total expenses.........................................                 125                  165
                                                           ------------------   ------------------
Income before provision for income taxes.................                  69                   65
Provision for income taxes...............................                  20                   21
                                                           ------------------   ------------------
Net income...............................................  $               49   $               44
                                                           ==================   ==================

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

        INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

                                 (IN MILLIONS)

                                                                              ACCUMULATED OTHER
                                                                                COMPREHENSIVE
                                                                                INCOME (LOSS)
                                                                              -----------------
                                                      ADDITIONAL               NET UNREALIZED
                                             COMMON    PAID-IN     RETAINED   INVESTMENT GAINS
                                             STOCK     CAPITAL     EARNINGS       (LOSSES)        TOTAL
                                             ------   ----------   --------   -----------------   ------
Balance at January 1, 2006 (SUCCESSOR).....  $   3      $1,725     $    50          $ (42)        $1,736
Comprehensive income (loss):
  Net income...............................                             49                            49
  Other comprehensive income (loss):
     Unrealized investment gains (losses),
       net of related offsets and income
       taxes...............................                                           (54)           (54)
                                                                                                  ------
     Other comprehensive income (loss).....                                                          (54)
                                                                                                  ------
  Comprehensive income (loss)..............                                                           (5)
                                             -----      ------     -------          -----         ------
Balance at March 31, 2006 (SUCCESSOR)......  $   3      $1,725     $    99          $ (96)        $1,731
                                             =====      ======     =======          =====         ======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

                                 (IN MILLIONS)

                                                               SUCCESSOR           PREDECESSOR
                                                           ------------------   ------------------
                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                               MARCH 31,            MARCH 31,
                                                           ------------------   ------------------
                                                                  2006                 2005
                                                           ------------------   ------------------
NET CASH USED IN OPERATING ACTIVITIES....................  $              (89)  $              (58)
                                                           ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
     Fixed maturities....................................               1,436                  309
     Equity securities...................................                  --                    2
     Mortgage loans on real estate.......................                   2                    5
     Other limited partnership interests.................                  12                   11
  Purchases of:
     Fixed maturities....................................              (1,248)                (347)
     Equity securities...................................                  --                   (1)
     Mortgage loans on real estate.......................                  --                  (22)
     Other limited partnership interests.................                  (8)                 (26)
  Net change in policy loans.............................                  (9)                  (1)
  Net change in short-term investments...................                (121)                 (42)
  Net change in other invested assets....................                  24                    9
  Other, net.............................................                  --                    3
                                                           ------------------   ------------------
Net cash provided by (used in) investing activities......                  88                 (100)
                                                           ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits............................................                 194                  269
     Withdrawals.........................................                (200)                (119)
  Net change in payables for collateral under securities
     loaned and other transactions.......................                  (9)                   9
                                                           ------------------   ------------------
Net cash provided by (used in) financing activities......                 (15)                 159
                                                           ------------------   ------------------
Change in cash and cash equivalents......................                 (16)                   1
Cash and cash equivalents, beginning of period...........                 233                    1
                                                           ------------------   ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................  $              217   $                2
                                                           ==================   ==================
Supplemental disclosures of cash flow information:
  Net cash paid during the period for income taxes from
     continuing operations...............................  $               --   $             (268)
                                                           ==================   ==================

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF ACCOUNTING POLICIES

  BUSINESS

     The "Company" refers to MetLife Life and Annuity Company of Connecticut ("MLAC," formerly, The Travelers Life and Annuity Company), a Connecticut corporation incorporated in 1973, together with its subsidiary. MLAC is a wholly-owned subsidiary of MetLife Insurance Company of Connecticut ("MICC," formerly, The Travelers Insurance Company). The Company offers annuities and life insurance to individuals and small businesses in the United States.

     The Company currently operates as a single segment and, as such, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate the performance of such activities and will report on a segment basis if appropriate to do so.

     On February 14, 2006, a Certificate of Amendment was filed with the State of Connecticut Office of the Secretary of the State changing the name of The Travelers Life and Annuity Company to MLAC, effective May 1, 2006.

     On July 1, 2005 (the "Acquisition Date"), MLAC and other affiliated entities, including the Company's parent, MICC, and substantially all of Citigroup Inc.'s ("Citigroup") international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries ("Primerica") (collectively, "Travelers"), were acquired by MetLife, Inc. ("MetLife") from Citigroup (the "Acquisition") for $12.0 billion. The accounting policies of the Company were conformed to those of MetLife upon the Acquisition.

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

     In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition was accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair values as of the Acquisition Date. As required by the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Topic 5-J., Push Down Basis of Accounting Required in Certain Limited Circumstances, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been "pushed down" to the consolidated financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the "successor basis," while the historical basis of accounting is referred to as the "predecessor basis." Financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled "predecessor" and "successor," respectively.

     The purchase price has been allocated to the assets acquired and liabilities assumed using management's best estimate of their fair values as of the Acquisition Date. The computation of the purchase price and the

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005 resulted in goodwill of $243 million as follows:

                                                                SUCCESSOR
                                                              -------------
                                                              AS OF JULY 1,
                                                                  2005
                                                              -------------
                                                              (IN MILLIONS)
Total assets acquired.......................................     $ 20,830
Total liabilities assumed...................................      (19,345)
                                                                 --------
Net assets acquired.........................................        1,485
Goodwill, resulting from acquisition........................          243
                                                                 --------
Total purchase price attributed to the Company..............        1,728
Total purchase price attributed to other affiliates.........       10,238
                                                                 --------
  Total purchase price of Travelers.........................     $ 11,966
                                                                 ========

     The fair value of certain assets acquired and liabilities assumed, including goodwill, may be adjusted during the allocation period due to finalization of the purchase price to be paid to Citigroup as noted previously, agreement between Citigroup and MetLife as to the tax basis purchase price to be allocated to the acquired subsidiaries, and receipt of information regarding the estimation of certain fair values including certain future policy benefit liabilities. In no case will these adjustments extend beyond one year from the Acquisition Date.

  BASIS OF PRESENTATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs ("DAC") and the establishment and amortization of value of business acquired ("VOBA"); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions; and (ix) the liability for litigation and regulatory matters. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed -- the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's business and operations. Actual results could differ from these estimates.

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Company; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities for which the Company is deemed to be the primary beneficiary. Intercompany accounts and transactions have been eliminated.

     Certain amounts in the predecessor interim condensed consolidated financial statements for the three months ended March 31, 2005 have been reclassified to conform with the presentation of the successor.

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

Reclassifications to the interim condensed consolidated statement of income for the three months ended March 31, 2005 were primarily related to certain reinsurance and other revenues previously reported as a reduction in general and administrative expenses which are now reported in other revenues. In addition, amortization of DAC is now reported in other expenses rather than being reported separately. The interim condensed consolidated statement of cash flows for the three months ended March 31, 2005 has been presented using the indirect method. Reclassifications made to the interim condensed consolidated statement of cash flows for the three months ended March 31, 2005 primarily related to investment-type policy activity previously reported as cash flows from operating activities which are now reported as cash flows from financing activities. In addition, net changes in payables for collateral under securities loaned and other transactions and derivative collateral were reclassified from cash flows from investing activities to cash flows from financing activities and interest credited on policyholder account balances were reclassified from cash flows from financing activities to cash flows from operating activities.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2006, its consolidated results of operations for the three months ended March 31, 2006 and 2005, its consolidated cash flows for the three months ended March 31, 2006 and 2005 and its consolidated statement of stockholder's equity for the three months ended March 31, 2006, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2005 condensed consolidated balance sheet data was derived from the audited financial statements included in the Company's 2005 Annual Report on Form 10-K filed with the SEC ("2005 Annual Report"), which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2005 Annual Report.

  Federal Income Taxes

     Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. For federal income tax purposes, an election under Internal Revenue Code Section 338 was made by the Company's ultimate parent, MetLife. As a result of this election, the tax bases in the acquired assets and liabilities were adjusted as of the Acquisition Date resulting in a change to the related deferred income taxes.

  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     The Company has adopted guidance relating to derivative financial instruments as follows:

     - Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging ("SFAS 133") and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

       derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     - Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position ("FSP") FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 ("FSP 140-2"). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company's unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

  FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 amends the guidance in SFAS 140. Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

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

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

2.  INVESTMENTS

  FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                              SUCCESSOR
                                            ----------------------------------------------
                                                            MARCH 31, 2006
                                            ----------------------------------------------
                                                            GROSS
                                             COST OR     UNREALIZED
                                            AMORTIZED   -------------   ESTIMATED    % OF
                                              COST      GAIN    LOSS    FAIR VALUE   TOTAL
                                            ---------   ----   ------   ----------   -----
                                              (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
U.S. corporate securities.................   $2,342     $ 2    $   99     $2,245      39.2%
Residential mortgage-backed securities....      798       1        17        782      13.6
Foreign corporate securities..............      975       3        47        931      16.2
U.S. Treasury/agency securities...........      843      --        37        806      14.1
Commercial mortgage-backed securities.....      691      --        15        676      11.8
Asset-backed securities...................      121      --         2        119       2.1
Foreign government securities.............       88       3         2         89       1.5
State and political subdivision
  securities..............................       88      --         7         81       1.4
                                             ------     ---    ------     ------     -----
  Total bonds.............................    5,946       9       226      5,729      99.9
Redeemable preferred stock................        3      --        --          3       0.1
                                             ------     ---    ------     ------     -----
  Total fixed maturities..................   $5,949     $ 9    $  226     $5,732     100.0%
                                             ======     ===    ======     ======     =====
Common stock..............................   $    2     $--    $   --     $    2      40.0%
Non-redeemable preferred stock............        3      --        --          3      60.0
                                             ------     ---    ------     ------     -----
  Total equity securities.................   $    5     $--    $   --     $    5     100.0%
                                             ======     ===    ======     ======     =====
Total number of securities in an
  unrealized
  loss position...........................                      1,531
                                                               ======

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                              SUCCESSOR
                                            ----------------------------------------------
                                                          DECEMBER 31, 2005
                                            ----------------------------------------------
                                                            GROSS
                                             COST OR     UNREALIZED
                                            AMORTIZED   -------------   ESTIMATED    % OF
                                              COST      GAIN    LOSS    FAIR VALUE   TOTAL
                                            ---------   ----   ------   ----------   -----
                                              (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
U.S. corporate securities.................   $2,808     $ 6    $   70     $2,744      45.3%
Residential mortgage-backed securities....    1,021       1        17      1,005      16.6
Foreign corporate securities..............      562       4        16        550       9.1
U.S. Treasury/agency securities...........      793       4         6        791      13.1
Commercial mortgage-backed securities.....      665       3         9        659      10.9
Asset-backed securities...................      147      --         2        145       2.4
Foreign government securities.............       75       3         1         77       1.3
State and political subdivision
  securities..............................       84      --         3         81       1.3
                                             ------     ---    ------     ------     -----
  Total bonds.............................    6,155      21       124      6,052     100.0
Redeemable preferred stock................        3      --        --          3        --
                                             ------     ---    ------     ------     -----
  Total fixed maturities..................   $6,158     $21    $  124     $6,055     100.0%
                                             ======     ===    ======     ======     =====
Common stock..............................   $    1     $ 1    $    1     $    1      25.0%
Non-redeemable preferred stock............        3      --        --          3      75.0
                                             ------     ---    ------     ------     -----
  Total equity securities.................   $    4     $ 1    $    1     $    4     100.0%
                                             ======     ===    ======     ======     =====
Total number of securities in an
  unrealized
  loss position...........................                      1,504
                                                               ======

     All fixed maturities and equity securities in an unrealized loss position at March 31, 2006 and December 31, 2005 have been in a continuous unrealized loss position for less then twelve months, as a new cost basis was established at the Acquisition Date, July 1, 2005, which was within the last twelve months.

  AGING OF GROSS UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables present the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities at March 31, 2006 and December 31, 2005, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                           SUCCESSOR
                                  ------------------------------------------------------------
                                                         MARCH 31, 2006
                                  ------------------------------------------------------------
                                       COST OR          GROSS UNREALIZED        NUMBER OF
                                    AMORTIZED COST            LOSS              SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                           (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
Less than six months............   $4,155      $20       $141       $ 9         910       25
Six months or greater but less
  than nine months..............    1,450        2         75         1         595        1
                                   ------      ---       ----       ---       -----       --
  Total.........................   $5,605      $22       $216       $10       1,505       26
                                   ======      ===       ====       ===       =====       ==

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                           SUCCESSOR
                                 -------------------------------------------------------------
                                                       DECEMBER 31, 2005
                                 -------------------------------------------------------------
                                       COST OR          GROSS UNREALIZED        NUMBER OF
                                   AMORTIZED COST             LOSS              SECURITIES
                                 -------------------   ------------------   ------------------
                                 LESS THAN    20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                    20%        MORE       20%       MORE       20%       MORE
                                 ----------   ------   ---------   ------   ---------   ------
                                          (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
Less than six months...........    $4,843      $14       $119        $6       1,480       24
                                   ------      ---       ----        --       -----       --
  Total........................    $4,843      $14       $119        $6       1,480       24
                                   ======      ===       ====        ==       =====       ==

     As of March 31, 2006 and December 31, 2005, the Company had $226 million and $125 million, respectively, of gross unrealized losses related to its fixed maturities and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

                                                                     SUCCESSOR
                                                              ------------------------
                                                              MARCH 31,   DECEMBER 31,
                                                                2006          2005
                                                              ---------   ------------
                                                                   (IN MILLIONS)
SECTOR:
  U.S. corporates...........................................      44%          56%
  Foreign corporates........................................      21           13
  U.S. Treasury/agency securities...........................      16            5
  Other.....................................................      19           26
                                                                 ---          ---
     Total..................................................     100%         100%
                                                                 ===          ===
INDUSTRY:
  Finance...................................................      16%          17%
  Governmental..............................................      16            5
  Industrial................................................      15           14
  Mortgage-backed...........................................      14           16
  Consumer goods............................................       8           16
  Other.....................................................      31           32
                                                                 ---          ---
     Total..................................................     100%         100%
                                                                 ===          ===

     As of March 31, 2006, $216 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, which represented 4% of the cost or amortized cost of such securities. As of December 31, 2005, $119 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

     As of March 31, 2006, $10 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 45% of the cost or amortized cost of such securities. Of such unrealized losses of $10 million, $9 million have been in an unrealized loss position for a period of less than six months. As of December 31, 2005, $6 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 43% of the cost or amortized cost of such securities. Of such unrealized losses of $6 million, all have been in an unrealized loss position for a period of less than six months.

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. In connection with the Acquisition, the Company's investment portfolio was revalued in accordance with purchase accounting as of July 1, 2005. The increase in the unrealized losses during the three months ended March 31, 2006 is principally driven by an increase in interest rates since the portfolio revaluation at the Acquisition Date. Based upon the Company's evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the period, and the Company's intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

     This information should be read in conjunction with the significant accounting policies and estimates related to investments and the Company's evaluation of investments for impairments as disclosed in Note 2 of Notes to Consolidated Financial Statements included in the 2005 Annual Report.

  NET INVESTMENT INCOME

     The components of net investment income were as follows:

                                                       SUCCESSOR           PREDECESSOR
                                                   ------------------   ------------------
                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                       MARCH 31,            MARCH 31,
                                                   ------------------   ------------------
                                                          2006                 2005
                                                   ------------------   ------------------
                                                                (IN MILLIONS)
Fixed maturities.................................         $77                  $ 94
Mortgage loans on real estate....................           4                     4
Real estate and real estate joint ventures.......          --                     3
Policy loans.....................................           1                    --
Other limited partnership interests..............           2                     4
Cash, cash equivalents and short-term
  investments....................................           3                     2
                                                          ---                  ----
  Total..........................................         $87                  $107
Less: Investment expenses........................           1                     2
                                                          ---                  ----
  Net investment income..........................         $86                  $105
                                                          ===                  ====

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  NET INVESTMENT GAINS (LOSSES)

     Net investment gains (losses) were as follows:

                                                       SUCCESSOR           PREDECESSOR
                                                   ------------------   ------------------
                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                       MARCH 31,            MARCH 31,
                                                   ------------------   ------------------
                                                          2006                 2005
                                                   ------------------   ------------------
                                                                (IN MILLIONS)
Fixed maturities.................................         $(28)                $(2)
Equity securities................................           --                   1
Mortgage loans on real estate....................            1                  --
Derivatives......................................           (5)                  3
                                                          ----                 ---
  Net investment gains (losses)..................         $(32)                $ 2
                                                          ====                 ===

     The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment or are attributable to declines in fair value occurring in the period of disposition.

3.  DERIVATIVE FINANCIAL INSTRUMENTS

  TYPES OF DERIVATIVE INSTRUMENTS

     The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

                                                              SUCCESSOR
                                  -----------------------------------------------------------------
                                          MARCH 31, 2006                   DECEMBER 31, 2005
                                  -------------------------------   -------------------------------
                                              CURRENT MARKET OR                 CURRENT MARKET OR
                                                  FAIR VALUE                        FAIR VALUE
                                  NOTIONAL   --------------------   NOTIONAL   --------------------
                                   AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                  --------   ------   -----------   --------   ------   -----------
                                                            (IN MILLIONS)
Interest rate swaps.............   $1,321     $237        $41        $1,069     $202        $ 2
Financial futures...............       46        1          1            64        1          1
Foreign currency swaps..........       30       --          7            31       --          7
Foreign currency forwards.......        4       --         --             8       --         --
Options.........................       --       91          3            --      115          3
Financial forwards..............       --       --         --            --       --          2
Credit default swaps............        3       --         --             4       --         --
                                   ------     ----        ---        ------     ----        ---
  Total.........................   $1,404     $329        $52        $1,176     $318        $15
                                   ======     ====        ===        ======     ====        ===

     The above table does not include notional values for equity futures, equity financial forwards, and equity options. At March 31, 2006 and December 31, 2005, the Company owned 280 and 413 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At March 31, 2006 and December 31, 2005, the Company owned 12,000 and 36,500 equity financial forwards. Equity financial forwards market values are included in financial forwards in the preceding table. At March 31, 2006 and December 31, 2005, the Company owned 838,300 and 1,058,300 equity options, respectively. Equity options market values are included in options in the preceding table.

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     This information should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements included in the 2005 Annual Report.

  HEDGING

     The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                                              SUCCESSOR
                                  -----------------------------------------------------------------
                                          MARCH 31, 2006                   DECEMBER 31, 2005
                                  -------------------------------   -------------------------------
                                                  FAIR VALUE                        FAIR VALUE
                                  NOTIONAL   --------------------   NOTIONAL   --------------------
                                   AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                  --------   ------   -----------   --------   ------   -----------
                                                            (IN MILLIONS)
Non-qualifying..................   $1,404     $329        $52        $1,176     $318        $15
                                   ------     ----        ---        ------     ----        ---
  Total.........................   $1,404     $329        $52        $1,176     $318        $15
                                   ======     ====        ===        ======     ====        ===

  FAIR VALUE HEDGES

     The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign-currency-denominated investments and liabilities; and (iii) interest rate futures to hedge against changes in value of fixed rate securities.

     The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

                                                       SUCCESSOR           PREDECESSOR
                                                   ------------------   ------------------
                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                       MARCH 31,            MARCH 31,
                                                   ------------------   ------------------
                                                          2006                 2005
                                                   ------------------   ------------------
                                                                (IN MILLIONS)
Changes in the fair value of derivatives.........        $   --                $ 2
Changes in the fair value of the items hedged....            --                 (2)
                                                         ------                ---
Net ineffectiveness of fair value hedging
  activities.....................................        $   --                $--
                                                         ======                ===

     All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness, except for financial futures where the time value component of the derivative has been excluded from the assessment of ineffectiveness. For the three months ended March 31, 2006, there was no cost of carry for financial futures. For the three months ended March 31, 2005, the cost of carry for financial futures was insignificant.

     There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

  CASH FLOW HEDGES

     The Company designates and accounts for the following as cash flow hedges, when they have met the requirements of SFAS 133: (i) interest rate swaps to convert floating rate investments to fixed rate

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

investments; and (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign-currency-denominated investments and liabilities.

     For the three months ended March 31, 2006, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. For the three months ended March 31, 2005, the Company recognized net investment gains (losses) of ($1) million, which represented the ineffective portion of all cash flow hedges. All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness. For the three months ended March 31, 2006 and 2005, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

     Presented below is a rollforward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

                                                    SUCCESSOR                              PREDECESSOR
                                      -------------------------------------   -------------------------------------
                                      THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED   THREE MONTHS ENDED
                                          MARCH 31,          DECEMBER 31,         JUNE 30,           MARCH 31,
                                      ------------------   ----------------   ----------------   ------------------
                                             2006                2005               2005                2005
                                      ------------------   ----------------   ----------------   ------------------
                                                                      (IN MILLIONS)
BALANCE, BEGINNING OF PERIOD........         $--                 $--                $ 2                 $ 2
Gains (losses) deferred in other
  comprehensive income (loss) on the
  effective portion of cash flow
  hedges............................          --                  --                 (3)                 (3)
Amounts reclassified to net
  investment income.................          --                  --                  1                   1
                                             ---                 ---                ---                 ---
BALANCE, END OF PERIOD..............         $--                 $--                $--                 $--
                                             ===                 ===                ===                 ===

  NON-QUALIFYING DERIVATIVES AND DERIVATIVES FOR PURPOSES OTHER THAN HEDGING

     The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps and interest rate futures to minimize its exposure to interest rate volatility; (ii) foreign currency forwards and swaps to minimize its exposure to adverse movements in exchange rates; (iii) credit default swaps to minimize its exposure to adverse movements in credit; and (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products.

     For the three months ended March 31, 2006 and 2005, the Company recognized as net investment gains (losses) changes in fair value of ($7) million and $1 million, respectively, related to derivatives that do not qualify for hedge accounting.

  EMBEDDED DERIVATIVES

     The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts and guaranteed minimum accumulation contracts. The fair value of the Company's embedded derivatives was a $3 million asset and a $22 million liability at March 31, 2006 and December 31, 2005, respectively. The amounts recorded in net investment gains (losses) during the three months ended March 31, 2006 and 2005 were gains of $25 million and $3 million, respectively.

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

     The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of March 31, 2006 and December 31, 2005, the Company was obligated to return cash collateral under its control of $99 million and $108 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of March 31, 2006 and December 31, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $10 million and $22 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of March 31, 2006 and December 31, 2005, none of the collateral had been sold or repledged. As of March 31, 2006, the Company had not pledged any collateral related to derivative instruments.

4.  CONTINGENCIES, COMMITMENTS AND GUARANTEES

CONTINGENCIES

  LITIGATION

     The Company is a defendant in a number of litigation matters. In some of the matters, large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrate to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. Thus, unless stated below, the specific monetary relief sought is not noted.

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

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The Company is a party to a number of legal actions and is and/or has been involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2006. Furthermore, it is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against MLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute; unjust enrichment; and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court's certification of a class. Plaintiff may seek upon remand to the trial court to file another motion for class certification. The Company and Travelers Equity Sales, Inc. intend to continue to vigorously defend the matter.

     Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of such products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. In addition, like many insurance companies and agencies in 2004 and 2005, the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is fully cooperating with regard to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

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

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

COMMITMENTS

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $14 million and $15 million at March 31, 2006 and December 31, 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

  MORTGAGE LOAN COMMITMENTS

     The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $20 million at both March 31, 2006 and December 31, 2005.

GUARANTEES

     In the normal course of its business, the Company may provide certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company may provide indemnities and guarantees, including those related to tax, other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company may provide indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to contractual limitation, while in other cases such limitations are not specified or applicable. Therefore, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

     In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company's interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnities in the future.

5.  EMPLOYEE BENEFIT PLANS

     Subsequent to the Acquisition, the Company became a participating employer in qualified and non-qualified, noncontributory defined benefit pension plans sponsored by MetLife. Employees were credited with prior service recognized by Citigroup, solely (with regard to pension purposes) for the purpose of determining eligibility and vesting under the Metropolitan Life Retirement Plan for United States Employees (the "Plan"), a noncontributory qualified defined benefit pension plan, with respect to benefits earned under the Plan subsequent to the closing date of the Acquisition. MetLife allocates pension benefits to the Company based on salary ratios. Net periodic expense related to these plans is based on the employee population as of the valuation date at the beginning of the year; accordingly, an insignificant expense related to the MetLife plans was allocated to the Company for the three months ended March 31, 2006.

     Prior to the Acquisition, the Company participated in qualified and non-qualified, noncontributory defined benefit pension plans and certain other postretirement plans sponsored by Citigroup. The Company's

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

share of expense for these plans was insignificant for the three months ended March 31, 2005. The obligation for benefits earned under these plans was retained by Citigroup.

6.  EQUITY

  DIVIDEND RESTRICTIONS

     Under Connecticut State Insurance Law, MLAC is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent, as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MLAC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance ("Commissioner") and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition, under Connecticut State Insurance Law, all dividend payments by MLAC through June 30, 2007 require prior approval of the Commissioner. MLAC has not paid dividends since the Acquisition Date.

  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) were as follows:

                                                       SUCCESSOR           PREDECESSOR
                                                   ------------------   ------------------
                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                       MARCH 31,            MARCH 31,
                                                   ------------------   ------------------
                                                          2006                 2005
                                                   ------------------   ------------------
                                                                (IN MILLIONS)
Net income.......................................         $ 49                 $ 44
Other comprehensive income (loss):
  Unrealized gains (losses) on derivative
     instruments, net of income taxes............           --                   (1)
  Unrealized investment gains (losses), net of
     related offsets and income taxes............          (54)                 (92)
                                                          ----                 ----
Other comprehensive income (loss)................          (54)                 (93)
                                                          ----                 ----
  Comprehensive income (loss)....................         $ (5)                $(49)
                                                          ====                 ====

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

7.  OTHER EXPENSES

     Other expenses were comprised of the following:

                                                       SUCCESSOR           PREDECESSOR
                                                   ------------------   ------------------
                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                       MARCH 31,            MARCH 31,
                                                   ------------------   ------------------
                                                          2006                 2005
                                                   ------------------   ------------------
                                                                (IN MILLIONS)
Compensation.....................................         $ 11                $  10
Commissions......................................           60                   91
Amortization of DAC and VOBA.....................           36                   61
Capitalization of DAC............................          (55)                (107)
Rent, net of sublease income.....................            1                    1
Other............................................           18                   24
                                                          ----                -----
  Total other expenses...........................         $ 71                $  80
                                                          ====                =====

8.  RELATED PARTY TRANSACTIONS

     Subsequent to the Acquisition Date, Metropolitan Life Insurance Company ("Metropolitan Life") and the Company entered into a Master Service Agreement under which Metropolitan Life provides administrative, accounting, legal and similar services to the Company. Metropolitan Life charged the Company less than $1 million dollars for services performed under the Master Service Agreement for the three months ended March 31, 2006.

     As of March 31, 2006 and December 31, 2005, the Company had receivables from MICC of $122 million and $20 million, respectively. The Company had $2 million of affiliated payables at both March 31, 2006 and December 31, 2005.

     In December 2004, MLAC entered into a reinsurance agreement with The Travelers Life and Annuity Reinsurance Company ("TLARC") related to guarantee features included in certain of their universal life and variable universal life products. This reinsurance agreement is treated as a deposit-type contract. As of March 31, 2006 and December 31, 2005, the Company had a recoverable from TLARC of $41 million and $40 million, respectively. Fees associated with this contract, included within other expenses, were $8 million and $2 million for the three months ended March 31, 2006 and March 31, 2005, respectively.

     In addition, MLAC's individual insurance mortality risk is reinsured, in part, to Reinsurance Group of America, Incorporated ("RGA"), an affiliate subsequent to the Acquisition Date. Reinsurance recoverables under these agreements with RGA were $22 million and $33 million as of March 31, 2006 and December 31, 2005, respectively. Ceded premiums earned, universal life fees and benefits were $1 million, $4 million and $9 million, respectively, for the three months ended March 31, 2006 and $1 million, $4 million and $2 million, respectively, for the three months ended March 31, 2005.

     Prior to the Acquisition, Citigroup and certain of its subsidiaries provided investment management and accounting services, payroll, internal auditing, benefit management and administration, property management and investment technology services to the Company. The Company paid MICC an insignificant amount for the three months ended March 31, 2005 for these services.

                METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
               (Formerly, The Travelers Life and Annuity Company)
    (A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

9.  SUBSEQUENT EVENT

     On February 14, 2006, TLAC filed, with the State of Connecticut Office of the Secretary of the State, a Certificate of Amendment to the Charter as Amended and Restated of The Travelers Life and Annuity Company (the "Charter Amendment"). The Charter Amendment changed the name of TLAC to MetLife Life and Annuity Company of Connecticut effective May 1, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of this discussion, the "Company" refers to MetLife Life and Annuity Company of Connecticut, a Connecticut corporation incorporated in 1973 ("MLAC," formerly, The Travelers Life and Annuity Company), together with its subsidiary. MLAC is a wholly owned subsidiary of MetLife Insurance Company of Connecticut ("MICC," formerly, The Travelers Insurance Company). The Company offers annuities and life insurance to individuals and small businesses in the United States. Management's narrative analysis of the results of operations of MLAC is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     On February 14, 2006, a Certificate of Amendment was filed with the State of Connecticut Office of the Secretary of the State changing the name of The Travelers Life and Annuity Company to MLAC, effective May 1, 2006.

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

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) catastrophe losses; (v) adverse results or other consequences from litigation, arbitration or regulatory investigations; (vi) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (vii) downgrades in the Company's and its affiliates' claims paying ability or financial strength ratings; (viii) changes in rating agency policies or practices; (ix) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (x) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xi) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xii) changes in results of the Company arising from the acquisition by MetLife, Inc. ("MetLife") and integration of its businesses into MetLife's operations; and
(xiii) other risks and uncertainties described from time to time in MLAC's filings with the United States Securities and Exchange Commission ("SEC"). The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

     MLAC's Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and all amendments to these reports are available at www.metlife.com by selecting "Investor Relations." The information found on the website is not part of this or any other report filed with or furnished to the SEC.

ACQUISITION

     On July 1, 2005 (the "Acquisition Date"), MLAC and other affiliated entities, including the Company's parent, MICC, and substantially all of Citigroup Inc.'s ("Citigroup") international insurance businesses, and excluding Primerica Life Insurance Company and its subsidiaries ("Primerica") (collectively, "Travelers"), were acquired by MetLife from Citigroup (the "Acquisition") for $12.0 billion. Consideration paid by MetLife for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of MetLife's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30,

2005 financial statements of Travelers by both MetLife and Citigroup and interpretation of the provisions of the acquisition agreement, dated as of January 31, 2005 between MetLife and Citigroup (the "Acquisition Agreement"), by both parties. The accounting policies of the Company were conformed to those of MetLife upon the Acquisition.

BUSINESS

     The Company's core offerings include universal and variable life insurance, fixed and variable deferred annuities, structured settlements and payout annuities. The Company may phase out the issuance of products that it is currently selling by the end of 2006 which may, over time, result in fewer assets and liabilities. The Company may, however, determine to introduce new products in the future.

     In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition was accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair value as of the Acquisition Date. The Company expects to complete its review of its estimate of fair value and, if required, further refine its estimate of fair values through June 30, 2006. As required by the SEC Staff Accounting Bulletin Topic 5-J., Push Down Basis of Accounting Required in Certain Limited Circumstances, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been "pushed down" to the consolidated financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the "successor basis," while the historical basis of accounting is referred to as the "predecessor basis." Financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled "predecessor" and "successor," respectively.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs ("DAC") and the establishment and amortization of value of business acquired ("VOBA"); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions; and (ix) the liability for litigation and regulatory matters. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed -- the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's business and operations. Actual results could differ from these estimates.

RESULTS OF OPERATIONS

     The following table presents consolidated financial information for the Company for the periods indicated:

                                                       SUCCESSOR           PREDECESSOR
                                                   ------------------   ------------------
                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                     MARCH 31, 2006       MARCH 31, 2005
                                                   ------------------   ------------------
                                                                (IN MILLIONS)
REVENUES
Premiums.........................................         $ 12                 $ 10
Universal life and investment-type product policy
  fees...........................................          121                  107
Net investment income............................           86                  105
Other revenues...................................            7                    6
Net investment gains (losses)....................          (32)                   2
                                                          ----                 ----
  Total revenues.................................          194                  230
                                                          ----                 ----
EXPENSES
Policyholder benefits and claims.................           25                   23
Interest credited to policyholder account
  balances.......................................           29                   62
Other expenses...................................           71                   80
                                                          ----                 ----
  Total expenses.................................          125                  165
                                                          ----                 ----
Income before provision for income taxes.........           69                   65
Provision for income taxes.......................           20                   21
                                                          ----                 ----
Net income.......................................         $ 49                 $ 44
                                                          ====                 ====

Net Income

     Net income increased by $5 million, or 11%, to $49 million for the three months ended March 31, 2006, from $44 million in the comparable 2005 period.

     The increase in net income is primarily due to a decrease in interest credited to policyholder account balances of $23 million, net of income taxes, resulting from the revaluation of the policyholder balances through the application of the purchase method of accounting and lower crediting rates, partially offset by growth in policyholder account balances.

     Lower amortization of DAC, as more fully described below, of $17 million, net of income tax, and lower spending due to a decline in business activity of $4 million, net of income tax, also contributed to the increase in net income.

     Also included in the increase in net income were higher universal life and investment-type product policy fee income of $10 million, net of income taxes, largely due to favorable market conditions and an increase in average account values.

     While the overall underwriting results were relatively flat, favorable underwriting on structured settlement products was offset by unfavorable underwriting in the life products.

     Partially offsetting the increase in net income were higher net investment losses of $24 million, net of income taxes, in the current period versus net investment gains in the prior period. These net investment losses are primarily attributable to losses on fixed maturity sales resulting principally from continued portfolio repositioning subsequent to the Acquisition in a rising interest rate environment. Also contributing to the decrease is lower net investment income of $13 million, net of income taxes, primarily due to the application of the purchase method of accounting and lower yields due to portfolio repositioning.

     Additionally, a change in policy for the capitalization of deferred policy acquisition costs ("DAC"), subsequent to the Acquisition, of $14 million, net of income taxes, partially offset the increase in net income.

     Income tax expense for the three months ended March 31, 2006 was $20 million, or 29% of income before provision for income taxes, compared with $21 million, or 32%, for the comparable 2005 period. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income.

Total Revenues

     Total revenues, excluding net investment gains (losses), decreased by $2 million, or 1%, to $226 million for the three months ended March 31, 2006 from $228 million in the comparable 2005 period.

     Premiums increased by $2 million primarily due to higher sales of income annuities.

     Universal life and investment-type product policy fees for universal life and variable annuity products increased by $14 million which is largely attributable to the impact of favorable market performance and higher average account values.

     Net investment income declined by $19 million primarily due to increased amortization of premiums on fixed maturity securities resulting from the application of purchase accounting at the Acquisition Date combined with lower yields from portfolio repositioning.

Total Expenses

     Total expenses decreased by $40 million, or 24%, to $125 million for the three months ended March 31, 2006 from $165 million for the comparable 2005 period.

     Policyholder benefits and claims increased by $2 million commensurate with higher premiums noted above. Favorable underwriting results for structured settlements of $6 million were offset by unfavorable mortality in the life insurance products of $6 million.

     Interest credited to policyholder account balances decreased by $33 million primarily due to lower interest credited in universal life and annuity products. This decrease resulted from the revaluation of the policyholder balances through the application of the purchase method of accounting and lower crediting rates, partially offset by the growth in policyholder account balances.

     Other expenses decreased $9 million primarily due to lower amortization of DAC of $24 million driven by net investment losses in the current period versus net investment gains in the prior period. In addition, other expenses decreased by $5 million primarily due to lower business activities. These decreases were partially offset by a decrease in capitalizable expenses which resulted from a change in the policy for the capitalization of DAC subsequent to the Acquisition. The DAC capitalization decrease of $52 million is due to a decline in deferrable expenses, principally commissions, of approximately $32 million and $20 million of a decrease which can be attributed to a change of the DAC capitalization policy.

SUBSEQUENT EVENTS

     On February 14, 2006, TLAC filed, with the State of Connecticut Office of the Secretary of the State, a Certificate of Amendment to the Charter as Amended and Restated of The Travelers Life and Annuity Company (the "Charter Amendment"). The Charter Amendment changed the name of TLAC to "MetLife Life and Annuity Company of Connecticut" effective May 1, 2006.

     On May 2, 2006, C. Robert Henrikson ceased serving as MLAC's Chairman of the Board, President and Chief Executive Officer. On May 2, 2006, MLAC's Board of Directors elected Stanley J Talbi as President and Eric T. Steigerwalt as Senior Vice President and Chief Financial Officer, effective as of that date. On May 8, 2006, MLAC's Board of Directors elected Michael K. Farrell as a director.

INSURANCE REGULATIONS

     Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners ("NAIC") and the states to identify companies that merit further regulatory action. At December 31, 2005, the Company had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

     Under Connecticut State Insurance Law, the Company is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent, as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MLAC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance ("Commissioner") and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of MLAC by MetLife, under Connecticut State Insurance Law all dividend payments by MLAC through June 30, 2007 require prior approval of the Commissioner. MLAC has not paid dividends since the Acquisition Date.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     The Company has adopted guidance relating to derivative financial instruments as follows:

     - Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging ("SFAS 133") and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     - Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position ("FSP") FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 ("FSP 140-2"). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company's unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

  FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 amends the guidance in SFAS 140. Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's unaudited interim condensed consolidated financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     MLAC's management, with the participation of MLAC's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of MLAC's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, MLAC's Chief Executive Officer and Chief Financial Officer have concluded that MLAC's disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     On July 1, 2005, MetLife completed the Acquisition of the Company. MetLife is in the process of completing its post-merger integration plan which includes migrating certain data, applications and processes into MetLife's internal control environment. Management believes that the migrations which have already occurred, and future migrations, have been, or will be, adequately controlled and tested. Migrations which have occurred have resulted in changes that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting for the quarter ended March 31, 2006. Further, future migrations will continue to materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting in the future until such time as the post-merger integration plans have been fully completed. Except as set forth above, there were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The following should be read in conjunction with Note 4 to the unaudited condensed consolidated financial statements in Part I of this report.

     The Company is a defendant in a number of litigation matters. In some of the matters, large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrate to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. Thus, unless stated below, the specific monetary relief sought is not noted.

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

     The Company is a party to a number of legal actions and is and/or has been involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2006. Furthermore, it is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against MLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute; unjust enrichment; and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court's certification of a class. Plaintiff may seek upon remand to the trial court to file another motion for class certification. The Company and Travelers Equity Sales, Inc. intend to continue to vigorously defend the matter.

ITEM 6.  EXHIBITS

         3.1 Charter of The Travelers Life and Annuity Company ("TLAC," now MetLife Life and Annuity Company of Connecticut), as effective April 10, 1990 (Incorporated by reference to Exhibit 3.1 of TLAC's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "Annual Report"))
         3.2 Certificate of Amendment of the Charter as Amended and Restated of TLAC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 of the Annual Report)
         3.3 By-laws of TLAC, as effective April 10, 1990 (Incorporated by reference to Exhibit 3.3 of the Annual Report)
        31.1   Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
        31.2   Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
        32.1   Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002
        32.2   Certification of Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METLIFE LIFE AND ANNUITY COMPANY
                                          OF CONNECTICUT

                                          By: /s/ JOSEPH J. PROCHASKA, JR.
                                            ------------------------------------
                                            Name: Joseph J. Prochaska, Jr.
                                            Title:   Senior Vice-President and
                                                     Chief Accounting Officer
                                                     (Authorized Signatory and
                                                     Chief Accounting Officer)

Date: May 15, 2006

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              EXHIBIT NAME
  -------                              ------------
     3.1       Charter of The Travelers Life and Annuity Company ("TLAC,"
               now MetLife Life and Annuity Company of Connecticut), as
               effective April 10, 1990 (Incorporated by reference to
               Exhibit 3.1 of TLAC's Annual Report on Form 10-K for the
               fiscal year ended December 31, 2005 (the "Annual Report"))
     3.2       Certificate of Amendment of the Charter as Amended and
               Restated of TLAC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 of the Annual Report)
     3.3       By-laws of TLAC, as effective April 10, 1990 (Incorporated by reference to Exhibit 3.3 of the Annual Report)
    31.1       Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
    31.2       Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
    32.1       Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002
    32.2       Certification of Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002