Form 10-Q
period 2006-06-30
MetLife Life & Annuity CO of Connecticut
filed 2006-08-11
CIK 929498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
Commission file number: 33-58677

MetLife Life and Annuity Company of Connecticut
(Exact name of registrant as specified in its charter)

Connecticut	06-0904249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Cityplace, Hartford, Connecticut (Address of principal executive offices)	06103-3415 (Zip Code)
(860) 308-1000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      At August 9, 2006, 30,000 shares of the registrant’s common stock, $100 par value per share, were outstanding, all of which are owned by MetLife Insurance Company of Connecticut, a wholly-owned subsidiary of MetLife, Inc.
REDUCED DISCLOSURE FORMAT
      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Page

Part I — Financial Information
Item 1. Financial Statements	4
Interim Condensed Consolidated Balance Sheets at June 30, 2006 (SUCCESSOR) (Unaudited) and December 31, 2005 (SUCCESSOR)	4
Interim Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2006 (SUCCESSOR) (Unaudited) and June 30, 2005 (PREDECESSOR) (Unaudited)	5
Interim Condensed Consolidated Statement of Stockholder’s Equity for the Six Months Ended June 30, 2006 (SUCCESSOR) (Unaudited)	6
Interim Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 (SUCCESSOR) (Unaudited) and June 30, 2005 (PREDECESSOR) (Unaudited)	7
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 4. Controls and Procedures	35
Part II — Other Information
Item 1. Legal Proceedings	36
Item 6. Exhibits	37
Signatures	38
Exhibit Index	E-1
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

Note Regarding Forward-Looking Statements
      This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of MetLife Life and Annuity Company of Connecticut and its subsidiary, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on MetLife Life and Annuity Company of Connecticut and its subsidiary. Such forward-looking statements are not guarantees of future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part I — Financial Information

Item 1.	Financial Statements
MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Interim Condensed Consolidated Balance Sheets
June 30, 2006 (Unaudited) and December 31, 2005
(In millions, except share and per share data)

	SUCCESSOR

	June 30,	December 31,
	2006	2005

Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $6,039 and $6,158, respectively)	$5,731	$6,055
Equity securities available-for-sale, at fair value (cost: $5 and $4, respectively)	5	4
Mortgage loans on real estate	248	258
Policy loans	48	37
Other limited partnership interests	67	73
Short-term investments	171	57
Other invested assets	358	333

Total investments	6,628	6,817
Cash and cash equivalents	189	233
Accrued investment income	67	69
Premiums and other receivables	163	103
Affiliated receivables, net	133	98
Deferred policy acquisition costs and value of business acquired	1,865	1,777
Goodwill	239	243
Current income tax recoverable	11	20
Deferred income tax assets	113	90
Other assets	24	22
Separate account assets	11,916	12,179

Total assets	$21,348	$21,651

Liabilities and Stockholder’s Equity
Liabilities:
Future policy benefits	$1,802	$1,740
Policyholder account balances	5,569	5,688
Other policyholder funds	61	68
Payables for collateral under securities loaned and other transactions	103	108
Other liabilities	158	132
Separate account liabilities	11,916	12,179

Total liabilities	19,609	19,915

Commitments and contingencies (Note 4)
Stockholder’s Equity:
Common stock, par value $100 per share; 100,000 shares authorized, 30,000 shares issued and outstanding	3	3
Additional paid-in capital	1,730	1,725
Retained earnings	132	50
Accumulated other comprehensive income (loss)	(126)	(42)

Total stockholder’s equity	1,739	1,736

Total liabilities and stockholder’s equity	$21,348	$21,651

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Interim Condensed Consolidated Statements of Income
For the Three Months and Six Months Ended June 30, 2006 and 2005 (Unaudited)
(In millions)

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,

	2006	2005	2006	2005

Revenues
Premiums	$10	$10	$22	$20
Universal life and investment-type product policy fees	126	114	247	221
Net investment income	94	118	180	223
Other revenues	6	6	13	12
Net investment gains (losses)	(42)	(8)	(74)	(6)

Total revenues	194	240	388	470

Expenses
Policyholder benefits and claims	46	26	71	49
Interest credited to policyholder account balances	39	64	68	126
Other expenses	67	104	138	184

Total expenses	152	194	277	359

Income before provision for income taxes	42	46	111	111
Provision for income taxes	9	14	29	35

Net income	$33	$32	$82	$76

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Interim Condensed Consolidated Statement of Stockholder’s Equity
For the Six Months Ended June 30, 2006 (Unaudited)
(In millions)

				Accumulated Other
				Comprehensive
				Income (Loss)

		Additional		Net Unrealized
	Common	Paid-In	Retained	Investment Gains
	Stock	Capital	Earnings	(Losses)	Total

Balance at January 1, 2006 (SUCCESSOR)	$3	$1,725	$50	$(42)	$1,736
Revisions of purchase price pushed down to the MetLife Life and Annuity Company of Connecticut’s net assets acquired (See Note 1)		5			5
Comprehensive income (loss):
Net income			82		82
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets and income taxes				(84)	(84)

Other comprehensive income (loss)					(84)

Comprehensive income (loss)					(2)

Balance at June 30, 2006 (SUCCESSOR)	$3	$1,730	$132	$(126)	$1,739

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005 (Unaudited)
(In millions)

	SUCCESSOR	PREDECESSOR

	Six Months Ended	Six Months Ended
	June 30,	June 30,

	2006	2005

Net cash provided by (used in) operating activities	$15	$(362)

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	1,844	521
Equity securities	—	8
Mortgage loans on real estate	18	18
Real estate and real estate joint ventures	—	17
Other limited partnership interests	19	18
Purchases of:
Fixed maturities	(1,777)	(448)
Equity securities	—	(1)
Mortgage loans on real estate	(8)	(75)
Other limited partnership interests	(9)	(41)
Net change in policy loans	(10)	(4)
Net change in short-term investments	(114)	135
Net change in other invested assets	11	16
Other, net	—	2

Net cash (used in) provided by investing activities	(26)	166

Cash flows from financing activities
Policyholder account balances:
Deposits	336	476
Withdrawals	(364)	(181)
Net change in payable for collateral under securities loaned and other transactions	(5)	(98)

Net cash (used in) provided by financing activities	(33)	197

Change in cash and cash equivalents	(44)	1
Cash and cash equivalents, beginning of period	233	1

Cash and cash equivalents, end of period	$189	$2

Supplemental disclosures of cash flow information:
Net cash paid during the period for income taxes	$—	$277

Assumption of liabilities by MetLife Insurance Company of Connecticut	$—	$4

See Note 1 for purchase accounting adjustments.
See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Summary of Accounting Policies

Business
      “MLAC” or the “Company” refers to MetLife Life and Annuity Company of Connecticut (formerly, The Travelers Life and Annuity Company), a Connecticut corporation incorporated in 1973 (“MetLife Annuity”), and its subsidiary. MLAC is a wholly-owned subsidiary of MetLife Insurance Company of Connecticut (“MICC,” formerly, The Travelers Insurance Company). The Company’s core offerings include universal and variable life insurance, fixed and variable deferred annuities, structured settlements and payout annuities.
      The Company currently operates as a single segment and, as such, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate the performance of such activities and will report on a segment basis if appropriate to do so.
      On February 14, 2006, a Certificate of Amendment was filed with the State of Connecticut Office of the Secretary of the State changing the name of The Travelers Life and Annuity Company to MetLife Life and Annuity Company of Connecticut, effective May 1, 2006.

Acquisition
      On July 1, 2005 (the “Acquisition Date”), MetLife Life and Annuity Company of Connecticut and other affiliated entities, including the Company’s parent, MetLife Insurance Company of Connecticut, and substantially all of Citigroup Inc.’s (“Citigroup”) international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries (“Primerica”) (collectively, “Travelers”), were acquired by MetLife, Inc. (“MetLife”) from Citigroup (the “Acquisition”) for $12.1 billion. The accounting policies of the Company were conformed to those of MetLife upon the Acquisition. The total consideration paid by MetLife for the purchase consisted of approximately $11.0 billion in cash and 22,436,617 shares of MetLife’s common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs.
      In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition was accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair values as of the acquisition date. As required by the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5-J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been “pushed down” to the consolidated financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the “successor basis,” while the historical basis of accounting is referred to as the “predecessor basis.” Financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled “predecessor” and “successor,” respectively.

Purchase Price Allocation and Goodwill
      The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair values as of the acquisition date. The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005, and the resulting goodwill, as revised, are presented below.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
      Based upon MetLife’s method of allocating the purchase price to the entities acquired, the purchase price attributed to the Company increased by $5 million. The increase in purchase price is a result of additional consideration paid in 2006 by MetLife to Citigroup of $115 million and an increase in transaction costs of $3 million for a total purchase price increase of $118 million.
      The allocation of purchase price was updated as a result of the additional purchase price attributed to the Company of $5 million, an increase of $11 million in the value of the future policy benefit liabilities resulting from the finalization of the evaluation of the Travelers underwriting criteria, an increase of $6 million in other invested assets, in increase of $3 million in other assets and a decrease of $14 million in other liabilities due to the receipt of additional information, all resulting in a net impact of the aforementioned adjustments increasing deferred tax assets by $3 million. Goodwill decreased by $4 million as a consequence of such revisions to the purchase price and the purchase price allocation.

	SUCCESSOR

	As of July 1, 2005

	(In millions)
Total purchase price		$12,084
Purchase price attributed to other affiliates		10,351

Purchase price attributed to the Company		1,733
Net assets acquired prior to purchase accounting adjustments	$2,034
Adjustments to reflect assets acquired at fair value:
Fixed maturities available-for-sale, at fair value	(4)
Mortgage loans on real estate	7
Real estate and real estate joint ventures held-for-investment	(1)
Other limited partnership interests	3
Other invested assets	(4)
Premiums and other receivables	(47)
Elimination of historical deferred policy acquisition costs	(1,622)
Value of business acquired	1,676
Value of distribution agreements and customer relationships acquired	8
Net deferred income tax asset	258
Other assets	8
Adjustments to reflect liabilities assumed at fair value:
Future policy benefits	(303)
Policyholder account balances	(464)
Other liabilities	(55)

Net fair value of assets acquired and liabilities assumed		1,494

Goodwill resulting from the Acquisition		$239

      The entire amount of goodwill is expected to be deductible for income tax purposes.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Statement of Net Assets Acquired
      The condensed statement of net assets acquired reflects the fair value of the Company’s net assets as of July 1, 2005 as follows:

SUCCESSOR

As of July 1, 2005

(In millions)
Assets:
Fixed maturities available-for-sale	$6,135
Equity securities available-for-sale	35
Mortgage loans on real estate	277
Policy loans	36
Other limited partnership interests	80
Short-term investments	188
Other invested assets	338

Total investments	7,089
Cash and cash equivalents	85
Accrued investment income	80
Premiums and other receivables	175
Value of business acquired	1,676
Goodwill	239
Other intangible assets	8
Deferred income tax assets	97
Other assets	9
Separate account assets	11,617

Total assets acquired	21,075

Liabilities:
Future policy benefits	1,739
Policyholder account balances	5,684
Other policyholder funds	15
Current income taxes payable	37
Other liabilities	250
Separate account liabilities	11,617

Total liabilities assumed	19,342

Net assets acquired	$1,733

Basis of Presentation
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions; and (ix) the liability for litigation and regulatory matters. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
      The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Company; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities, for which the Company is deemed to be the primary beneficiary. Intercompany accounts and transactions have been eliminated.
      Certain amounts in the predecessor unaudited interim condensed consolidated financial statements for the three months and six months ended June 30, 2005 have been reclassified to conform with the presentation of the successor. Reclassifications to the unaudited interim condensed consolidated statement of income for the three months and six months ended June 30, 2005 were related to the amortization of DAC now reported in other expenses rather than being reported separately. The unaudited interim condensed consolidated statement of cash flows for the six months ended June 30, 2005 has been presented using the indirect method. Reclassifications made to the unaudited interim condensed consolidated statement of cash flows for the six months ended June 30, 2005 primarily related to investment-type policy activity previously reported as cash flows from operating activities which are now reported as cash flows from financing activities. In addition, net changes in payables for collateral under securities loaned and other transactions and derivative collateral were reclassified from cash flows from investing activities to cash flows from financing activities and interest credited on policyholder account balances was reclassified from cash flows from financing activities to cash flows from operating activities.
      The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2006, its consolidated results of operations for the three months and six months ended June 30, 2006 and 2005, its consolidated cash flows for the six months ended June 30, 2006 and 2005 and its consolidated statement of stockholder’s equity for the six months ended June 30, 2006, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2005 condensed consolidated balance sheet data was derived from the audited financial statements included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC (“2005 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2005 Annual Report.

Federal Income Taxes
      Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective income tax rate. Valuation allowances are established when management assesses, based on available information, that it is more likely than not that deferred income tax assets will not

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
be realized. For federal income tax purposes, an election under Internal Revenue Code Section 338 was made by the Company’s ultimate parent, MetLife. As a result of this election, the tax bases in the acquired assets and liabilities were adjusted as of the Acquisition Date resulting in a change to the related deferred income taxes.

Adoption of New Accounting Pronouncements
      The Company has adopted guidance relating to derivative financial instruments as follows:

•	Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

•	Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“Issue B38”) and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position (“FSP”) FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

Future Adoption of New Accounting Pronouncements
      In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN 48 and does not expect adoption to have a material impact on the Company’s consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
      In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.
      In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2.	Investments

Fixed Maturities and Equity Securities Available-for-Sale
      The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturities and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

	SUCCESSOR

	June 30, 2006

		Gross
	Cost or	Unrealized
	Amortized			Estimated	% of
	Cost	Gain	Loss	Fair Value	Total

	(In millions, except number of securities)
U.S. corporate securities	$2,305	$—	$136	$2,169	37.8%
Residential mortgage-backed securities	801	—	18	783	13.7
Foreign corporate securities	1,011	3	63	951	16.6
U.S. Treasury/ agency securities	941	—	56	885	15.4
Commercial mortgage-backed securities	695	—	24	671	11.7
Asset-backed securities	115	—	3	112	2.0
Foreign government securities	79	1	3	77	1.3
State and political subdivision securities	89	—	9	80	1.4

Total bonds	6,036	4	312	5,728	99.9
Redeemable preferred stock	3	—	—	3	0.1

Total fixed maturities	$6,039	$4	$312	$5,731	100.0%

Common stock	$2	$—	$—	$2	40.0%
Non-redeemable preferred stock	3	—	—	3	60.0

Total equity securities	$5	$—	$—	$5	100.0%

Total number of securities in an unrealized loss position			1,593

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	SUCCESSOR

	December 31, 2005

		Gross
	Cost or	Unrealized
	Amortized			Estimated	% of
	Cost	Gain	Loss	Fair Value	Total

	(In millions, except number of securities)
U.S. corporate securities	$2,808	$6	$70	$2,744	45.3%
Residential mortgage-backed securities	1,021	1	17	1,005	16.6
Foreign corporate securities	562	4	16	550	9.1
U.S. Treasury/ agency securities	793	4	6	791	13.1
Commercial mortgage-backed securities	665	3	9	659	10.9
Asset-backed securities	147	—	2	145	2.4
Foreign government securities	75	3	1	77	1.3
State and political subdivision securities	84	—	3	81	1.3

Total bonds	6,155	21	124	6,052	100.0
Redeemable preferred stock	3	—	—	3	—

Total fixed maturities	$6,158	$21	$124	$6,055	100.0%

Common stock	$1	$1	$1	$1	25.0%
Non-redeemable preferred stock	3	—	—	3	75.0

Total equity securities	$4	$1	$1	$4	100.0%

Total number of securities in an unrealized loss position			1,504

      All fixed maturities and equity securities in an unrealized loss position at June 30, 2006 and December 31, 2005 have been in a continuous unrealized loss position for less than twelve months, as a new cost basis was established at the Acquisition Date, which was within the last twelve months.

Aging of Gross Unrealized Losses for Fixed Maturities and Equity Securities Available-for-Sale
      The following tables present the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities at June 30, 2006 and December 31, 2005, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

	SUCCESSOR

	June 30, 2006

	Cost or		Gross Unrealized		Number of
	Amortized Cost		Loss		Securities

	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more

	(In millions, except number of securities)
Less than six months	$4,230	$32	$198	$10	984	24
Six months or greater but less than nine months	193	—	9	—	41	1
Nine months or greater but less than twelve months	1,350	2	94	1	542	1

Total	$5,773	$34	$301	$11	1,567	26

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	SUCCESSOR

	December 31, 2005

	Cost or		Gross Unrealized		Number of
	Amortized Cost		Loss		Securities

	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more

	(In millions, except number of securities)
Less than six months	$4,843	$14	$119	$6	1,480	24

Total	$4,843	$14	$119	$6	1,480	24

      As of June 30, 2006, $301 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 5% of the cost or amortized cost of such securities. As of December 31, 2005, $119 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.
      As of June 30, 2006, $11 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 32% of the cost or amortized cost of such securities. Of such unrealized losses of $11 million, $10 million relates to securities that were in an unrealized loss position for a period of less than six months. As of December 31, 2005, $6 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 43% of the cost or amortized cost of such securities. Of such unrealized losses of $6 million, all relate to securities that were in an unrealized loss position for a period of less than six months.
      The Company held one fixed maturity security with a gross unrealized loss at June 30, 2006 of greater than $10 million. This security represents approximately 5% or $17 million in the aggregate of the gross unrealized loss on fixed maturities and equity securities.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
      As of June 30, 2006 and December 31, 2005, the Company had $312 million and $125 million, respectively, of gross unrealized losses related to its fixed maturities and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	SUCCESSOR

	June 30,	December 31,
	2006	2005

Sector:
U.S. corporates	44%	56%
Foreign corporates	20	13
U.S. Treasury/agency securities	18	5
Commercial mortgage-backed	8	7
Residential mortgage-backed	6	14
Other	4	5

Total	100%	100%

Industry:
Industrial	28%	21%
Government	19	5
Mortgage-backed	14	21
Finance	19	17
Utility	9	5
Consumer goods	4	11
Other	7	20

Total	100%	100%

      The increase in the unrealized losses during the period ended June 30, 2006 is principally driven by an increase in interest rates since the portfolio revaluation at the Acquisition Date.
      As disclosed in Note 2 to the Notes to Consolidated Financial Statements included in the 2005 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than temporary impairment loss will be recognized.
      Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the period, and the

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Company’s current intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

Net Investment Income
      The components of net investment income were as follows:

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,

	2006	2005	2006	2005

		(In millions)
Fixed maturities	$79	$91	$156	$185
Equity securities	1	—	1	—
Mortgage loans on real estate	4	5	8	9
Policy loans	—	1	1	1
Other limited partnership interests	9	20	11	27
Cash, cash equivalents and short-term investments	3	2	6	4

Total	$96	$119	$183	$226
Less: Investment expenses	2	1	3	3

Net investment income	$94	$118	$180	$223

Net Investment Gains (Losses)
      Net investment gains (losses) were as follows:

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,

	2006	2005	2006	2005

		(In millions)
Fixed maturities	$(16)	$(3)	$(44)	$(5)
Equity securities	—	1	—	2
Mortgage loans on real estate	—	—	1	—
Derivatives	(26)	(6)	(31)	(3)

Net investment gains (losses)	$(42)	$(8)	$(74)	$(6)

      The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment, are attributable to declines in fair value occurring in the period of the disposition or are as a result of management’s decision to sell securities based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives.
      Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, and included within net investment gains and losses, were less than $1 million for both the three months and six months ended June 30, 2006.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.	Derivative Financial Instruments

Types of Derivative Instruments
      The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

	SUCCESSOR

	June 30, 2006			December 31, 2005

		Current Market or			Current Market or
		Fair Value			Fair Value
	Notional			Notional
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(In millions)
Interest rate swaps	$1,058	$249	$52	$1,069	$202	$2
Financial futures	39	1	1	64	1	1
Foreign currency swaps	33	—	8	31	—	7
Foreign currency forwards	3	—	—	8	—	—
Options	—	88	3	—	115	3
Financial forwards	—	—	—	—	—	2
Credit default swaps	16	—	—	4	—	—

Total	$1,149	$338	$64	$1,176	$318	$15

      The above table does not include notional values for equity futures, equity financial forwards and equity options. At June 30, 2006 and December 31, 2005, the Company owned 242 and 413 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At June 30, 2006 and December 31, 2005, the Company owned 12,000 and 36,500 equity financial forwards, respectively. Equity financial forwards market values are included in financial forwards in the preceding table. At June 30, 2006 and December 31, 2005, the Company owned 742,550 and 1,058,300 equity options, respectively. Equity options market values are included in options in the preceding table.
      The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 its types and uses of derivative instruments. During the three months ended June 30, 2006, the Company began using credit default swaps in replication synthetic asset transactions (“RSATs”) to synthetically create investments.
      This information should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements included in the 2005 Annual Report.

Hedging
      The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

	SUCCESSOR

	June 30, 2006			December 31, 2005

		Fair Value			Fair Value
	Notional			Notional
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(In millions)
Non-qualifying	$1,149	$338	$64	$1,176	$318	$15

Total	$1,149	$338	$64	$1,176	$318	$15

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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
      The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,

	2006	2005	2006	2005

		(In millions)
Changes in the fair value of derivatives	$—	$(2)	$—	$—
Changes in the fair value of the items hedged	—	1	—	(1)

Net ineffectiveness of fair value hedging activities	$—	$(1)	$—	$(1)

      All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness, except for financial futures where the time value component of the derivative has been excluded from the assessment of ineffectiveness. For the three months and six months ended June 30, 2006, there was no cost of carry for financial futures. For both the three months and six months ended June 30, 2005, the cost of carry for financial futures was ($1) million.
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
      For the three months and six months ended June 30, 2006 and 2005, the Company recognized no net investment gains (losses) as the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness. For the three months and six months ended June 30, 2006 and 2005, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
      Presented below is a roll forward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

	SUCCESSOR		PREDECESSOR

	Six Months Ended	Six Months Ended	Six Months Ended
	June 30,	December 31,	June 30,

	2006	2005	2005

	(In millions)
Other comprehensive income balance, beginning of period	$—	$—	$2
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	—	—	(3)
Amounts reclassified to net investment income	—	—	1

Other comprehensive income balance, end of period	$—	$—	$—

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
      The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge its exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; and (v) credit default swaps used in RSATs to synthetically create investments.
      Effective at the Acquisition Date, the Company’s derivative positions which previously qualified for hedge accounting were dedesignated in accordance with SFAS 133. Such derivative positions were not redesignated and were included with the Company’s other non-qualifying derivative positions from the Acquisition Date through June 30, 2006. For the three months and six months ended June 30, 2006, the Company recognized as net investment gains (losses) changes in fair value of ($30) million and ($37) million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months and six months ended June 30, 2005, the Company recognized as net investment gains (losses) changes in fair value of $8 million and $9 million, respectively, related to derivatives that do not qualify for hedge accounting.

Embedded Derivatives
      The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts and guaranteed minimum accumulation contracts. The fair value of the Company’s embedded derivative liabilities was $3 million and $22 million at June 30, 2006 and December 31, 2005, respectively. The amounts recorded and included in net investment gains (losses) related to derivatives that do not qualify for hedge accounting during the three months and six months ended June 30, 2006 were gains (losses) of ($6) million and $19 million, respectively, and during the three months and six months ended June 30, 2005 were gains (losses) of ($5) million and ($2) million, respectively.

Credit Risk
      The Company may be exposed to credit related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s derivative transactions is represented by the fair value of contracts with a net positive fair value at the reporting date.
      The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.
      The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of June 30, 2006 and December 31, 2005, the Company was obligated to return cash collateral under its control of $103 million and $108 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of June 30, 2006 and December 31, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $10 million and $22 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of June 30, 2006 and December 31, 2005, none of the collateral had been sold or repledged.
      As of June 30, 2006, the Company had not pledged to counterparties any collateral related to derivative instruments.

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
      Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses’ testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.
      The Company is a party to a number of legal actions and is and/or has been involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. On a quarterly and yearly basis, the Company reviews relevant

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2006. Furthermore, it is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
      In August 1999, an amended putative class action complaint was filed in Connecticut state court against MetLife Annuity, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MetLife Annuity affiliate, purchased structured settlement annuities from MetLife Annuity and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MetLife Annuity, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MetLife Annuity: violation of the Connecticut Unfair Trade Practice Statute; unjust enrichment; and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. Plaintiff may seek upon remand to the trial court to file another motion for class certification. MetLife Annuity and Travelers Equity Sales, Inc. intend to continue to vigorously defend the matter.
      Regulatory bodies have contacted the Company and have requested information relating to various regulatory issues regarding mutual funds and variable insurance products, including the marketing of such products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. In addition, like many insurance companies and agencies, in 2004 and 2005, the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is fully cooperating with regard to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company’s consolidated financial position.
      In addition, the Company is a defendant or co-defendant in various other litigation matters in the normal course of business. These may include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company or otherwise. Further, state insurance regulatory authorities and other federal and state authorities may make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
      In the opinion of the Company’s management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the Company’s consolidated financial condition or liquidity, but, if involving monetary liability, may be material to the Company’s operating results for any particular period.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Commitments

Commitments to Fund Partnership Investments
      The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $12 million and $15 million at June 30, 2006 and December 31, 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments
      The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $67 million and $20 million at June 30, 2006 and December 31, 2005, respectively.
Guarantees
      In the normal course of its business, the Company may provide certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company may provide indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company may provide indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation, while in other cases such limitations are not specified or applicable. Therefore, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees.
      In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnities in the future.
      In connection with RSATs, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, is $6 million at June 30, 2006. The credit default swap expires in five years.

5.	Employee Benefit Plans
      Subsequent to the Acquisition, the Company became a participating employer in qualified and non-qualified, noncontributory defined benefit pension plans sponsored by MetLife. Employees were credited with prior service recognized by Citigroup, solely (with regard to pension purposes) for the purpose of determining eligibility and vesting under the Metropolitan Life Retirement Plan for United States Employees (the “Plan”), a noncontributory qualified defined benefit pension plan, with respect to benefits earned under the Plan subsequent to the Acquisition Date. MetLife allocates pension benefits to the Company based on salary ratios. Net periodic expense related to these plans is based on the employee population as of the valuation date

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
at the beginning of the year; accordingly, an insignificant expense related to the MetLife plans was allocated to the Company for the three months and six months ended June 30, 2006.
      Prior to the Acquisition, the Company participated in qualified and non-qualified, noncontributory defined benefit pension plans and certain other postretirement plans sponsored by Citigroup. The Company’s share of expenses for these plans was insignificant for the three months and six months ended June 30, 2005. The obligation for benefits earned under these plans was retained by Citigroup.

6.	Equity

Dividend Restrictions
      Under Connecticut State Insurance Law, MetLife Annuity is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent, as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Annuity will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Commissioner”) and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition, under Connecticut State Insurance Law, all dividend payments by MetLife Annuity through June 30, 2007 require prior approval of the Commissioner. MetLife Annuity has not paid dividends since the Acquisition Date.

Comprehensive Income (Loss)
      The components of comprehensive income (loss) were as follows:

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,

	2006	2005	2006	2005

	(In millions)
Net income	$33	$32	$82	$76
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income taxes	—	(1)	—	(2)
Unrealized investment gains (losses), net of related offsets and income taxes	(30)	87	(84)	(5)

Other comprehensive income (loss)	(30)	86	(84)	(7)

Comprehensive income (loss)	$3	$118	$(2)	$69

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7.	Other Expenses
      Other expenses were comprised of the following:

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,

	2006	2005	2006	2005

	(In millions)
Compensation	$14	$9	$32	$19
Commissions	45	89	105	180
Amortization of DAC and VOBA	40	72	76	133
Capitalization of DAC	(41)	(115)	(96)	(222)
Rent, net of sublease income	1	—	2	1
Other	8	49	19	73

Total other expenses	$67	$104	$138	$184

8.	Related Party Transactions
      Subsequent to the Acquisition Date, Metropolitan Life Insurance Company (“Metropolitan Life”) and the Company, entered into a Master Service Agreement under which Metropolitan Life provides administrative, accounting, legal and similar services to the Company. Metropolitan Life charged the Company less than $1 million and $1 million for services performed under the Master Service Agreement for the three months and six months ended June 30, 2006, respectively.
      At June 30, 2006 and December 31, 2005, the Company had receivables from MICC of $53 million and $20 million, respectively. The Company had net payables to affiliates of $3 million and $2 million at June 30, 2006 and December 31, 2005, respectively.
      In December 2004, MLAC entered into a reinsurance agreement with MetLife Reinsurance Company of South Carolina (“MetLife Re,” formerly, The Travelers Life and Annuity Reinsurance Company) related to guarantee features included in certain of their universal life and variable universal life products. As of the Acquisition Date, this reinsurance agreement has been treated as a deposit-type contract and the Company had receivables from MetLife Re of $52 million and $40 million as of June 30, 2006 and December 31, 2005, respectively. Fees associated with this contract, included within other expenses, were $2 million and $10 million for the three months and six months ended June 30, 2006, respectively, and $20 million and $22 million for the three months and six months ended June 30, 2005, respectively.
      In addition, MLAC’s individual insurance mortality risk is reinsured, in part, to Reinsurance Group of America, Incorporated (“RGA”), an affiliate subsequent to the Acquisition Date. Reinsurance recoverables, under these agreements with RGA, were $31 million and $33 million as of June 30, 2006 and December 31, 2005, respectively. Ceded premiums earned were $2 million and $3 million for the three months and six months ended June 30, 2006, respectively, and $2 million and $3 million for the three months and six months ended June 30, 2005, respectively. Universal life fees were $3 million and $7 million for the three months and six months ended June 30, 2006, respectively, and $3 million and $7 million for the three months and six months ended June 30, 2005, respectively. Benefits were $3 million and $12 million for the three months and six months ended June 30, 2006, respectively, and $3 million and $5 million for the three months and six months ended June 30, 2005, respectively.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
      Prior to the Acquisition, the Company had related party transactions with its former parent and/or affiliates. These transactions are described as follows:
      Citigroup and certain of its subsidiaries provided investment management and accounting services, payroll, internal auditing, benefit management and administration, property management and investment technology services to the Company. The Company paid MICC an insignificant amount for the three months and six months ended June 30, 2005 for these services.
      At June 30, 2005, MLAC had an investment in Tribeca Citigroup Investments Ltd. (“Tribeca”), an affiliate of the Company, in the amount of $10 million. A net investment loss of $1 million was recognized on this investment for both the three months and six months ended June 30, 2005. In July 2005, MLAC sold its investment in Tribeca.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      For purposes of this discussion, “MLAC” or the “Company” refers to MetLife Life and Annuity Company of Connecticut (formerly, The Travelers Life and Annuity Company), a Connecticut corporation incorporated in 1973 (“MetLife Annuity”), and its subsidiary. MLAC is a wholly-owned subsidiary of MetLife Insurance Company of Connecticut (“MICC,” formerly, The Travelers Insurance Company). Management’s narrative analysis of the results of operations of MLAC is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the narrative analysis presented within the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
      On February 14, 2006, a Certificate of Amendment was filed with the State of Connecticut Office of the Secretary of the State changing the name of The Travelers Life and Annuity Company to MetLife Life and Annuity Company of Connecticut, effective May 1, 2006.
      This MD&A contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of the Company, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance.
      Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors; (iii) unanticipated changes in industry trends; (iv) adverse results or other consequences from litigation, arbitration or regulatory investigations; (v) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services; (vi) downgrades in the Company’s and its affiliates’ claims paying ability or financial strength ratings; (vii) changes in rating agency policies or practices; (viii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (ix) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (x) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xi) changes in results of the Company arising from the acquisition by MetLife, Inc. (“MetLife”) and integration of its businesses into MetLife’s operations; and (xii) other risks and uncertainties described from time to time in MLAC’s filings with the United States Securities and Exchange Commission (“SEC”). The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.
      MLAC’s Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and all amendments to these reports are available at www.metlife.com by selecting “Investor Relations.” The information found on the website is not part of this or any other report filed with or furnished to the SEC.
Acquisition
      On July 1, 2005 (the “Acquisition Date”), MetLife Life and Annuity Company of Connecticut and other affiliated entities, including the Company’s parent, MetLife Insurance Company of Connecticut, and substantially all of Citigroup Inc.’s (“Citigroup”) international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries (“Primerica”) (collectively, “Travelers”), were acquired by MetLife from Citigroup (the “Acquisition”) for $12.1 billion. The total consideration paid by MetLife for the purchase consisted of approximately $11.0 billion in cash and 22,436,617 shares of MetLife’s common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs.

      In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition was accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair values as of the acquisition date. As required by the SEC Staff Accounting Bulletin Topic 5-J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been “pushed down” to the consolidated financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the “successor basis,” while the historical basis of accounting is referred to as the “predecessor basis.” Financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled “predecessor” and “successor,” respectively.
Business
      The Company’s core offerings include universal and variable life insurance, fixed and variable deferred annuities, structured settlements and payout annuities. The Company may phase out the issuance of products that it is currently selling by the end of 2006 which may, over time, result in fewer assets and liabilities. The Company may, however, determine to introduce new products in the future.
Summary of Critical Accounting Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions; and (ix) the liability for litigation and regulatory matters. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
Changes in Executive Officers
      On May 23, 2006, Stanley J. Talbi ceased serving as MetLife Annuity’s President and Eric T. Steigerwalt ceased serving as MetLife Annuity’s Senior Vice President and Chief Financial Officer. On such date, Michael K. Farrell was elected as MetLife Annuity’s President and Mr. Talbi was elected as MetLife Annuity’s Executive Vice President and Chief Financial Officer.

Results of Operations
      The following table presents consolidated financial information for the Company for the periods indicated:

	SUCCESSOR	PREDECESSOR

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

	(In millions)
Revenues
Premiums	$22	$20
Universal life and investment-type product policy fees	247	221
Net investment income	180	223
Other revenues	13	12
Net investment gains (losses)	(74)	(6)

Total revenues	388	470

Expenses
Policyholder benefits and claims	71	49
Interest credited to policyholder account balances	68	126
Other expenses	138	184

Total expenses	277	359

Income before provision for income taxes	111	111
Provision for income taxes	29	35

Net income	$82	$76

Net Income
      Net income increased by $6 million, or 8%, to $82 million for the six months ended June 30, 2006 from $76 million in the comparable 2005 period.
      The increase in net income is primarily due to a decrease in interest credited to policyholder account balances of $43 million, net of income taxes, resulting from the revaluation of the policyholder balances through the application of the purchase method of accounting.
      Lower amortization of DAC, as more fully described below, of $42 million, net of income taxes, and lower expenses due to a decline in business activity of $21 million, net of income taxes, also increased net income.
      Net income was also impacted by higher universal life and investment-type product policy fees of $19 million, net of income taxes, largely due to favorable market conditions and an increase in average account values.
      Also, increasing net income were net favorable underwriting results of $8 million, net of income taxes, primarily due to favorable reserve refinements in structured settlement products. This is partially offset by the establishment of an excess mortality reserve in the current period of $18 million, net of income taxes, related to a group of policies, as described below.
      Net income decreased due to a change in policy for the capitalization of DAC subsequent to the Acquisition, of $29 million, net of income taxes.
      Offsetting the increase in net income were higher net investment losses of $50 million, net of income taxes, primarily attributable to losses on fixed maturity sales resulting principally from continued portfolio repositioning, subsequent to the Acquisition.

      Net income also decreased due to lower net investment income of $32 million, net of income taxes, due to increased premium amortization on fixed maturity securities resulting from the application of the purchase method of accounting, lower yields due to portfolio repositioning and a decrease in corporate joint venture income.
      Income tax expense for the six months ended June 30, 2006 was $29 million, or 26% of income before provision for income taxes, compared with $35 million, or 32%, for the comparable 2005 period. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income. The difference in tax rates between years accounts for the majority of the remainder of the increase in net income.

Total Revenues
      Total revenues, excluding net investment gains (losses), decreased by $14 million, or 3%, to $462 million for the six months ended June 30, 2006 from $476 million in the comparable 2005 period.
      Premiums increased by $2 million primarily due to higher sales of income annuities.
      Universal life and investment-type product policy fees for universal life and variable annuity products increased by $26 million, or 12%. This increase is primarily driven by improved overall market performance and an increase in average account values.
      Net investment income declined by $43 million, primarily due to increased amortization of premiums on fixed maturity securities resulting from the application of purchase accounting at the acquisition date combined with lower yields from portfolio repositioning and lower corporate joint venture income.

Total Expenses
      Total expenses decreased by $82 million, or 23%, to $277 million for the six months ended June 30, 2006 from $359 million in the comparable 2005 period.
      Policyholder benefits and claims increased by $22 million, or 45%, primarily due to a charge of $28 million for an excess mortality reserve. In connection with the Acquisition, a review was performed of underwriting criteria. As a result of these reviews and actuarial analysis, and to be consistent with MetLife’s existing reserving methodologies, the Company established an excess mortality reserve on the specific group of policies written subsequent to the Acquisition. The remainder is principally attributable to favorable underwriting results in payout annuities of $11 million offset by an increase in future policyholder benefits of $2 million associated with the premium increase discussed above.
      Interest credited to policyholder account balances decreased by $58 million, primarily attributable to lower interest credited in universal life and annuity products. This decrease resulted from the revaluation of the policyholder balances through the application of the purchase method of accounting and lower account balances.
      Other expenses decreased by $46 million primarily due to lower amortization of DAC and VOBA of $57 million driven by higher net investment losses as well as a decline in capitalization of DAC, and the resulting amortization, subsequent to the Acquisition. Also contributing to the decrease were lower expenses of $28 million primarily due to lower business activities. These decreases were partially offset by a decrease in capitalizable expenses which resulted from a change in the policy for capitalization of DAC subsequent to the Acquisition. The DAC capitalization decrease of $126 million is due to a decline in deferrable expenses of approximately $87 million, principally commissions, and $39 million of a decrease which can be attributed to a change in the DAC capitalization policy. The decline in deferrable expenses of $87 million offsets the decrease in DAC capitalization resulting in no net impact to other expenses.
Insurance Regulations
      Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (“NAIC”) and the states to identify companies that merit further regulatory action. At December 31, 2005, MetLife Annuity had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.
      Under Connecticut State Insurance Law, MetLife Annuity is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent, as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Annuity will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Commissioner”) and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition, under Connecticut State Insurance Law, all dividend payments by MetLife Annuity through June 30, 2007 require prior approval of the Commissioner. MetLife Annuity has not paid dividends since the Acquisition Date.

Adoption of New Accounting Pronouncements
      The Company has adopted guidance relating to derivative financial instruments as follows:

•	Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

•	Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“Issue B38”) and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

      Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position (“FSP”) FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

Future Adoption of New Accounting Pronouncements
      In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN 48 and does not expect adoption to have a material impact on the Company’s consolidated financial statements.
      In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.
      In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
      Management, with the participation of the President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Internal Control Over Financial Reporting
      On July 1, 2005, MetLife completed the Acquisition of the Company. MetLife is in the process of completing its post-merger integration plan which includes migrating certain data, applications and processes into MetLife’s internal control environment. Management believes that the migrations which have already occurred, and future migrations, have been, or will be, adequately controlled and tested. Migrations which have occurred have resulted in changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting for the quarter ended June 30, 2006. Further, future migrations will continue to materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting in the future until such time as the post-merger integration plans have been fully completed. Except as set forth above, there were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information

Item 1.	Legal Proceedings
      Subsequent to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, there have been no material developments in the Company’s material legal proceedings.

Item 6.	Exhibits

3.1	Charter of The Travelers Life and Annuity Company (“MLAC,” now MetLife Life and Annuity Company of Connecticut), as effective April 10, 1990 (Incorporated by reference to Exhibit 3.1 of MLAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of MLAC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 of the Annual Report)
3.3	By-laws of MLAC, as effective April 10, 1990 (Incorporated by reference to Exhibit 3.3 of the Annual Report)
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT

By:	/s/ Joseph J. Prochaska, Jr.

Name: Joseph J. Prochaska, Jr.

Title:	Executive Vice-President and Chief Accounting Officer (Authorized Signatory and Chief Accounting Officer)
Date: August 11, 2006

Exhibit Index

Exhibit
Number	Exhibit Name

3.1	Charter of The Travelers Life and Annuity Company (“MLAC,” now MetLife Life and Annuity Company of Connecticut), as effective April 10, 1990 (Incorporated by reference to Exhibit 3.1 of MLAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of MLAC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 of the Annual Report)
3.3	By-laws of MLAC, as effective April 10, 1990 (Incorporated by reference to Exhibit 3.3 of the Annual Report)
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1