Form 10-Q
period 2006-09-30
MetLife Life & Annuity CO of Connecticut
filed 2006-11-13
CIK 929498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number:  33-58677

MetLife Life and Annuity Company of Connecticut
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0904249 (I.R.S. Employer Identification No.)

One Cityplace, Hartford, Connecticut (Address of principal executive offices)	06103-3415 (Zip Code)

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

At November 8, 2006, 30,000 shares of the registrant’s common stock, $100 par value per share, were outstanding, all of which are owned by MetLife Insurance Company of Connecticut, a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Page

Part I — Financial Information
Item 1. Financial Statements	4
Interim Condensed Consolidated Balance Sheets at September 30, 2006 (SUCCESSOR) (Unaudited) and December 31, 2005 (SUCCESSOR)	4
Interim Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2006 (SUCCESSOR) (Unaudited) and 2005 (SUCCESSOR) (Unaudited) and the Nine Months Ended September 30, 2006 (SUCCESSOR) (Unaudited) and the Six Months Ended June 30, 2005 (PREDECESSOR) (Unaudited)	5
Interim Condensed Consolidated Statement of Stockholder’s Equity for the Nine Months Ended September 30, 2006 (SUCCESSOR) (Unaudited)	6
Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 (SUCCESSOR) (Unaudited) and the Three Months Ended September 30, 2005 (SUCCESSOR) (Unaudited) and the Six Months Ended June 30, 2005 (PREDECESSOR) (Unaudited)	7
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 4. Controls and Procedures	37
Part II — Other Information
Item 1. Legal Proceedings	37
Item 6. Exhibits	38
Signatures	39
Exhibit Index	E-1
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

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

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Balance Sheets
September 30, 2006 (Unaudited) and December 31, 2005

(In millions, except share and per share data)

	SUCCESSOR
	September 30,	December 31,
	2006	2005

Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $6,056 and $6,158, respectively)	$5,956	$6,055
Equity securities available-for-sale, at fair value (cost: $11 and $4, respectively)	11	4
Mortgage loans on real estate	230	258
Policy loans	48	37
Real estate joint ventures held-for-investment	7	—
Other limited partnership interests	66	73
Short-term investments	95	57
Other invested assets	356	333

Total investments	6,769	6,817
Cash and cash equivalents	223	233
Accrued investment income	67	69
Premiums and other receivables	396	201
Deferred policy acquisition costs and value of business acquired	1,766	1,777
Current income tax recoverable	—	20
Deferred income tax assets	51	90
Goodwill	239	243
Other assets	28	22
Separate account assets	11,959	12,179

Total assets	$21,498	$21,651

Liabilities and Stockholder’s Equity
Liabilities:
Future policy benefits	$1,787	$1,740
Policyholder account balances	5,508	5,688
Other policyholder funds	78	68
Current income taxes payable	9	—
Payables for collateral under securities loaned and other transactions	112	108
Other liabilities	157	132
Separate account liabilities	11,959	12,179

Total liabilities	19,610	19,915

Contingencies, commitments and guarantees (Note 4)
Stockholder’s Equity:
Common stock, par value $100 per share; 100,000 shares authorized, 30,000 shares issued and outstanding	3	3
Additional paid-in capital	1,730	1,725
Retained earnings	191	50
Accumulated other comprehensive income (loss)	(36)	(42)

Total stockholder’s equity	1,888	1,736

Total liabilities and stockholder’s equity	$21,498	$21,651

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Statements of Income
For the Three Months Ended September 30, 2006 and 2005
and the Nine Months Ended September 30, 2006 and the Six Months Ended June 30, 2005 (Unaudited)

(In millions)

	SUCCESSOR		SUCCESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended		Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,	September 30,	June 30,
	2006	2005	2006	2005	2005

Revenues
Premiums	$11	$7	$33	$7	$20
Universal life and investment-type product policy fees	118	117	365	117	221
Net investment income	95	87	275	87	223
Other revenues	8	5	21	5	12
Net investment gains (losses)	6	8	(68)	8	(6)

Total revenues	238	224	626	224	470

Expenses
Policyholder benefits and claims	16	44	87	44	49
Interest credited to policyholder account balances	46	38	114	38	126
Other expenses	84	98	222	98	184

Total expenses	146	180	423	180	359

Income before provision for income taxes	92	44	203	44	111
Provision for income taxes	33	13	62	13	35

Net income	$59	$31	$141	$31	$76

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Statement of Stockholder’s Equity
For the Nine Months Ended September 30, 2006 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive
				Income (Loss)
				Net
		Additional		Unrealized
	Common	Paid-in	Retained	Investment
	Stock	Capital	Earnings	Gains (Losses)	Total

Balance at January 1, 2006 (SUCCESSOR)	$3	$1,725	$50	$(42)	$1,736
Revisions of purchase price pushed down to MetLife Life and Annuity Company of Connecticut’s net assets acquired (See Note 1)		5			5
Comprehensive income (loss):
Net income			141		141
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets and income taxes				6	6

Other comprehensive income (loss)					6

Comprehensive income (loss)					147

Balance at September 30, 2006 (SUCCESSOR)	$3	$1,730	$191	$(36)	$1,888

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and the Three Months Ended September 30, 2005
and the Six Months Ended June 30, 2005 (Unaudited)

(In millions)

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	June 30,
	2006	2005	2005

Net cash provided by (used in) operating activities	$15	$(227)	$(362)

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	2,271	2,121	521
Equity securities	1	13	8
Mortgage loans on real estate	41	28	18
Real estate and real estate joint ventures	—	—	17
Other limited partnership interests	19	5	18
Purchases of:
Fixed maturities	(2,237)	(1,869)	(448)
Equity securities	(8)	—	(1)
Mortgage loans on real estate	(13)	(19)	(75)
Other limited partnership interests	(12)	(1)	(41)
Net change in policy loans	(11)	—	(4)
Net change in short-term investments	(38)	(142)	135
Net change in other invested assets	10	392	16
Other, net	—	(4)	2

Net cash provided by investing activities	23	524	166

Cash flows from financing activities
Policyholder account balances:
Deposits	448	137	476
Withdrawals	(500)	(120)	(181)
Net change in payable for collateral under securities loaned and other transactions	4	(1)	(98)

Net cash (used in) provided by financing activities	(48)	16	197

Change in cash and cash equivalents	(10)	313	1
Cash and cash equivalents, beginning of period	233	85	1

Cash and cash equivalents, end of period	$223	$398	$2

Supplemental disclosures of cash flow information:
Net cash paid during the period for income taxes	$—	$—	$277

Assumption of liabilities by MetLife Insurance Company of Connecticut	$—	$—	$4

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

Based upon MetLife’s method of allocating the purchase price to the entities acquired, the purchase price attributed to the Company increased by $5 million. The increase in purchase price was a result of additional

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

consideration paid in 2006 by MetLife to Citigroup of $115 million and an increase in transaction costs of $3 million for a total purchase price increase of $118 million.

The allocation of purchase price was updated as a result of the additional purchase price attributed to the Company of $5 million, an increase of $11 million in the value of the future policy benefit liabilities resulting from the finalization of the evaluation of the Travelers underwriting criteria, an increase of $6 million in other invested assets, an increase of $3 million in other assets and a decrease of $14 million in other liabilities due to the receipt of additional information, all resulting in a net impact of the aforementioned adjustments decreasing deferred tax assets by $3 million. Goodwill decreased by $4 million as a consequence of such revisions to the purchase price and the purchase price allocation.

	SUCCESSOR
	As of July 1, 2005
	(In millions)

Total purchase price		$12,084
Purchase price attributed to other affiliates		10,351

Purchase price attributed to the Company		1,733
Net assets acquired prior to purchase accounting adjustments	$2,034
Adjustments to reflect assets acquired at fair value:
Fixed maturities available-for-sale	(4)
Mortgage loans on real estate	7
Real estate and real estate joint ventures held-for-investment	(1)
Other limited partnership interests	3
Other invested assets	(4)
Premiums and other receivables	(47)
Elimination of historical deferred policy acquisition costs	(1,622)
Value of business acquired	1,676
Value of distribution agreements and customer relationships acquired	8
Net deferred income tax assets	258
Other assets	8
Adjustments to reflect liabilities assumed at fair value:
Future policy benefits	(303)
Policyholder account balances	(464)
Other liabilities	(55)

Net fair value of assets acquired and liabilities assumed		1,494

Goodwill resulting from the Acquisition		$239

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
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Statement of Net Assets Acquired

The condensed statement of net assets acquired reflects the fair value of the Company’s net assets as of July 1, 2005 as follows:

SUCCESSOR
As of July 1, 2005
(In millions)

Assets:
Fixed maturities available-for-sale	$ 6,135
Equity securities available-for-sale	35
Mortgage loans on real estate	277
Policy loans	36
Other limited partnership interests	80
Short-term investments	188
Other invested assets	338

Total investments	7,089
Cash and cash equivalents	85
Accrued investment income	80
Premiums and other receivables	175
Value of business acquired	1,676
Goodwill	239
Other intangible assets	8
Deferred income tax assets	97
Other assets	9
Separate account assets	11,617

Total assets acquired	21,075

Liabilities:
Future policy benefits	1,739
Policyholder account balances	5,684
Other policyholder funds	15
Current income taxes payable	37
Other liabilities	250
Separate account liabilities	11,617

Total liabilities assumed	19,342

Net assets acquired	$ 1,733

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Company and (ii) partnerships and joint ventures in which the Company has control. Intercompany accounts and transactions have been eliminated.

Certain amounts in the predecessor unaudited interim condensed consolidated financial statements for the six months ended June 30, 2005 have been reclassified to conform with the presentation of the successor. Reclassifications to the unaudited interim condensed consolidated statement of income for the six months ended June 30, 2005 were related to the amortization of DAC now reported in other expenses rather than being reported separately. The unaudited interim condensed consolidated statement of cash flows for the six months ended June 30, 2005 has been presented using the indirect method. Reclassifications made to the unaudited interim condensed consolidated statement of cash flows for the six months ended June 30, 2005 primarily related to investment-type policy activity previously reported as cash flows from operating activities which are now reported as cash flows from financing activities. In addition, net changes in payables for collateral under securities loaned and other transactions and derivative collateral were reclassified from cash flows from investing activities to cash flows from financing activities and interest credited on policyholder account balances was reclassified from cash flows from financing activities to cash flows from operating activities. Certain securities of $83 million were reclassified to cash equivalents from short-term investments due to the revised term to maturity at the Acquisition Date.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2006, its consolidated results of operations for the three months ended September 30, 2006 and 2005, the nine months ended September 30, 2006 and the six months ended June 30, 2005, its consolidated cash flows for the nine months ended September 30, 2006, the three months ended September 30, 2005 and the six months ended June 30, 2005, and its consolidated statement of stockholder’s equity for the nine months ended September 30, 2006, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2005 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC (“2005 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2005 Annual Report.

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

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The Company is currently evaluating the impact of SAB 108 but does not expect that the guidance will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and SFAS No. 132(r), (“SFAS 158”). The pronouncement revises financial reporting standards for defined benefit pension and other

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

postretirement plans by requiring the (i) recognition in their statement of financial position of the funded status of defined benefit plans measured as the difference between the fair value of plan assets and the benefit obligation, which shall be the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans; (ii) recognition as an adjustment to accumulated other comprehensive income (loss), net of income taxes, those amounts of actuarial gains and losses, prior service costs and credits, and transition obligations that have not yet been included in net periodic benefit costs as of the end of the year of adoption; (iii) recognition of subsequent changes in funded status as a component of other comprehensive income; (iv) measurement of benefit plan assets and obligations as of the date of the statement of financial position; and (v) disclosure of additional information about the effects on the employer’s statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006 with the exception of the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position, which is effective for fiscal years ending after December 15, 2008. The Company will adopt SFAS 158 as of December 31, 2006, and expects that there will be no impact to the Company, since the Company is only allocated pension benefit expense from Metropolitan Life Insurance Company (“Metropolitan Life”). See Note 5.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133; which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based upon the Company’s evaluation work completed to date, the Company does not expect adoption to have a material impact on the Company’s consolidated financial statements.

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

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The SOP will be adopted in fiscal years beginning after December 15, 2006. The guidance in SOP 05-1 will be applied to internal replacements after the date of adoption. The cumulative effect relating to unamortized DAC, unearned revenue liabilities, and deferred sales inducements that result from the impact on estimated gross profits or margins will be reported as an adjustment to opening retained earnings as of the date of adoption. Based upon the issued standard, the Company did not expect that the adoption of SOP 05-1 would have a material impact on the Company’s consolidated financial statements; however, an expert panel has been formed by the AICPA to evaluate certain implementation issues. The Company is actively monitoring the expert panel discussions. Conclusions reached by the expert panel, or revisions or clarifications to SOP 05-1 issued by the AICPA or FASB could affect the Company’s impact assessment.

2.	Investments

Fixed Maturities and Equity Securities Available-for-Sale

The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturities and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

	SUCCESSOR
	September 30, 2006
	Cost or	Gross
	Amortized	Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$2,452	$13	$70	$2,395	40.2%
Residential mortgage-backed securities	744	6	7	743	12.5
Foreign corporate securities	1,001	6	29	978	16.4
U.S. Treasury/agency securities	877	5	18	864	14.5
Commercial mortgage-backed securities	731	4	6	729	12.3
Asset-backed securities	90	—	2	88	1.5
Foreign government securities	69	3	—	72	1.2
State and political subdivision securities	90	—	5	85	1.4

Total bonds	6,054	37	137	5,954	100.0
Redeemable preferred stock	2	—	—	2	—

Total fixed maturities	$6,056	$37	$137	$5,956	100.0%

Common stock	$1	$—	$—	$1	9.1%
Non-redeemable preferred stock	10	—	—	10	90.9

Total equity securities	$11	$—	$—	$11	100.0%

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	SUCCESSOR
	December 31, 2005
	Cost or	Gross
	Amortized	Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$2,808	$6	$70	$2,744	45.3%
Residential mortgage-backed securities	1,021	1	17	1,005	16.6
Foreign corporate securities	562	4	16	550	9.1
U.S. Treasury/agency securities	793	4	6	791	13.1
Commercial mortgage-backed securities	665	3	9	659	10.9
Asset-backed securities	147	—	2	145	2.4
Foreign government securities	75	3	1	77	1.3
State and political subdivision securities	84	—	3	81	1.3

Total bonds	6,155	21	124	6,052	100.0
Redeemable preferred stock	3	—	—	3	—

Total fixed maturities	$6,158	$21	$124	$6,055	100.0%

Common stock	$1	$1	$1	$1	25.0%
Non-redeemable preferred stock	3	—	—	3	75.0

Total equity securities	$4	$1	$1	$4	100.0%

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturities and Equity Securities Available-for-Sale

The following table shows the estimated fair value and gross unrealized loss of the Company’s fixed maturities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at September 30, 2006:

	SUCCESSOR
	September 30, 2006
	Less than 12 months		Equal to or Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$1,259	$44	$638	$26	$1,897	$70
Residential mortgage-backed securities	311	4	101	3	412	7
Foreign corporate securities	603	19	210	10	813	29
U.S. Treasury/agency securities	617	15	44	3	661	18
Commercial mortgage-backed securities	226	2	121	4	347	6
Asset-backed securities	27	—	28	2	55	2
Foreign government securities	19	—	12	—	31	—
State and political subdivision securities	21	2	57	3	78	5

Total fixed maturities	$3,083	$86	$1,211	$51	$4,294	$137

Equity securities	$—	$—	$2	$—	$2	$—

Total number of securities in an unrealized loss position	825		511		1,336

All fixed maturities and equity securities in an unrealized loss position at December 31, 2005 had been in a continuous unrealized loss position for less than twelve months, as a new cost basis was established at the Acquisition Date. The number of securities in an unrealized loss position at December 31, 2005 was 1,504.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturities and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturities and equity securities at September 30, 2006 and December 31, 2005, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

	SUCCESSOR
	September 30, 2006
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
		(In millions, except number of securities)

Less than six months	$2,291	$3	$64	$2	77	609
Six months or greater but less than nine months	734	—	17	—	103	1
Nine months or greater but less than twelve months	141	—	3	—	34	1
Twelve months or greater	1,264	—	51	—	511	—

Total	$4,430	$3	$135	$2	725	611

	SUCCESSOR
	December 31, 2005
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$4,843	$14	$119	$6	1,480	24

Total	$4,843	$14	$119	$6	1,480	24

As of September 30, 2006, $135 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 3% of the cost or amortized cost of such securities. As of December 31, 2005, $119 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

As of September 30, 2006, $2 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 67% of the cost or amortized cost of such securities. Of such unrealized losses of $2 million, all relate to securities that were in an unrealized loss position for a period of less than six months. As of December 31, 2005, $6 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 43% of the cost or amortized cost of such securities. Of such unrealized losses of $6 million, all relate to securities that were in an unrealized loss position for a period of less than six months.

The Company held no fixed maturities and equity securities with a gross unrealized loss at September 30, 2006 of greater than $10 million.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

As of September 30, 2006 and December 31, 2005, the Company had $137 million and $125 million, respectively, of gross unrealized loss related to its fixed maturities and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	SUCCESSOR
	September 30,	December 31,
	2006	2005

Sector:
U.S. corporates	51%	56%
Foreign corporates	21	13
U.S. Treasury/agency securities	13	5
Commercial mortgage-backed	4	7
Residential mortgage-backed	5	14
Other	6	5

Total	100%	100%

Industry:
Industrial	20%	21%
Government	14	5
Mortgage-backed	9	21
Finance	19	17
Utility	11	5
Consumer	11	11
Other	16	20

Total	100%	100%

The increase in unrealized losses during the nine months ended September 30, 2006 was principally driven by an increase in interest rates as compared to December 31, 2005.

As disclosed in Note 2 to the Notes to Consolidated Financial Statements included in the 2005 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the period, and the Company’s current intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

  Net Investment Income

The components of net investment income were as follows:

	SUCCESSOR		SUCCESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended		Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,	September 30,	June 30,
	2006	2005	2006	2005	2005
			(In millions)

Fixed maturities	$78	$77	$234	$77	$185
Equity securities	—	—	1	—	—
Mortgage loans on real estate	4	4	12	4	9
Policy loans	1	1	2	1	1
Other limited partnership interests	8	—	19	—	27
Cash, cash equivalents and short-term investments	4	6	10	6	4
Other invested assets	1	—	1	—	—

Total	$96	$88	$279	$88	$226
Less: Investment expenses	1	1	4	1	3

Net investment income	$95	$87	$275	$87	$223

  Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	SUCCESSOR		SUCCESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended		Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,	September 30,	June 30,
	2006	2005	2006	2005	2005
	(In millions)

Fixed maturities	$(12)	$(16)	$(56)	$(16)	$(5)
Equity securities	—	—	—	—	2
Mortgage loans on real estate	—	(1)	1	(1)	—
Derivatives	15	25	(16)	25	(3)
Other	3	—	3	—	—

Net investment gains (losses)	$6	$8	$(68)	$8	$(6)

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, and included within net investment gains (losses), were $3 million and $4 million for the three months and nine months ended September 30, 2006, respectively.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

	SUCCESSOR
	September 30, 2006			December 31, 2005
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$1,054	$260	$35	$1,069	$202	$2
Financial futures	32	2	1	64	1	1
Foreign currency swaps	32	—	8	31	—	7
Foreign currency forwards	2	—	—	8	—	—
Options	—	72	3	—	115	3
Financial forwards	—	—	1	—	—	2
Credit default swaps	16	—	—	4	—	—

Total	$1,136	$334	$48	$1,176	$318	$15

The above table does not include the notional amounts for equity futures, equity financial forwards, and equity options. At September 30, 2006 and December 31, 2005, the Company owned 405 and 413 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At September 30, 2006 and December 31, 2005, the Company owned 18,000 and 36,500 equity financial forwards, respectively. Equity financial forwards market values are included in financial forwards in the preceding table. At September 30, 2006 and December 31, 2005, the Company owned 742,550 and 1,058,300 equity options, respectively. Equity options market values are included in options in the preceding table.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 its types and uses of derivative instruments. During the nine months ended September 30, 2006, the Company began using credit default swaps to synthetically create investments.

This information should be read in conjunction with Note 4 of the Notes to Consolidated Financial Statements included in the 2005 Annual Report.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The table below provides a summary of the notional amounts and fair value of derivatives by type of hedge designation at:

	SUCCESSOR
	September 30, 2006			December 31, 2005
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Non-qualifying	$1,136	$334	$48	$1,176	$318	$15

Total	$1,136	$334	$48	$1,176	$318	$15

For the three months and nine months ended September 30, 2006, the Company had $3 million and $8 million, respectively, in settlement payments related to non-qualifying derivates included within net investment gains (losses).

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

The Company did not recognize any net investment gains (losses) representing the ineffective portion of all fair value hedges for the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006. The Company recognized ($1) million of net investment gains (losses) representing the ineffective portion of all fair value hedges for the six months ended June 30, 2005. The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

PREDECESSOR
Six Months Ended
June 30,
2005

Changes in the fair value of derivatives	$—
Changes in the fair value of the items hedged	(1)

Net ineffectiveness of fair value hedging activities	$(1)

All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness, except for financial futures where the time value component of the derivative has been excluded from the assessment of ineffectiveness. For the three months and nine months ended September 30, 2006, and the three months ended September 30, 2005, there was no cost of carry for financial futures.

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

For the three months and nine months ended September 30, 2006, the three months ended September 30, 2005 and the six months ended June 30, 2005, the Company recognized no net investment gains (losses) as the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness. In certain instances, the Company may discontinue cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. For the three months and nine months ended September 30, 2006, and for the three months ended September 30, 2005 and the six months ended June 30, 2005, there were no instances in which the Company discontinued cash flow hedges. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

Presented below is a rollforward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

PREDECESSOR
Six Months Ended
June 30,
2005
(In millions)

Other comprehensive income balance at the beginning of the period	$2
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(3)
Amounts reclassified to net investment income	1

Other comprehensive income balance at the end of the period	$—

The Company has not entered into any cash flow hedges since June 30, 2005.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to minimize its exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; and (v) credit default swaps used to synthetically create investments.

Effective at the Acquisition Date, the Company’s derivative positions which previously qualified for hedge accounting were dedesignated in accordance with SFAS 133. Such derivative positions were not redesignated and were included with the Company’s other non-qualifying derivative positions from the Acquisition Date through September 30, 2006.

For the three months and nine months ended September 30, 2006, the Company recognized as net investment gains (losses) changes in fair value of $4 million and ($52) million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months ended September 30, 2005 and the six months ended June 30, 2005, the Company recognized as net investment gains (losses) changes in fair value of $7 million and $11 million, respectively, related to derivatives that do not qualify for hedge accounting.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts and

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

guaranteed minimum accumulation contracts. The fair value of the Company’s embedded derivative assets was $6 million and $0 million at September 30, 2006 and December 31, 2005, respectively. The fair value of the Company’s embedded derivative liabilities was $0 million and $22 million at September 30, 2006 and December 31, 2005, respectively. The amounts recorded and included in net investment gains (losses) during the three months and nine months ended September 30, 2006 were gains (losses) of $8 million and $27 million, respectively, and during the three months ended September 30, 2005 and six months ended June 30, 2005 were gains (losses) of $14 million and ($2) million, respectively.

Credit Risk

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s derivative transactions is represented by the fair value of contracts with a net positive fair value at the reporting date.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2006 and December 31, 2005, the Company was obligated to return cash collateral under its control of $112 million and $108 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of September 30, 2006 and December 31, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $9 million and $22 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2006 and December 31, 2005, none of the collateral had been sold or repledged.

As of September 30, 2006 and December 31, 2005, the Company had not pledged to counterparties any collateral related to derivative instruments.

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

The Company is a party to a number of legal actions and is and/or has been involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2006. Furthermore, it is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

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

Commitments

  Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $11 million and $15 million at September 30, 2006 and December 31, 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

  Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $76 million and $20 million at September 30, 2006 and December 31, 2005, respectively.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation, while in other cases such limitations are not specified or applicable. Therefore, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees.

These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these indemnities in the future.

In connection with replication synthetic asset transactions (“RSATs”), the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $6 million at September 30, 2006. The credit default swap expires in five years.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Employee Benefit Plans

Subsequent to the Acquisition, the Company became a participating employer in qualified and non-qualified, noncontributory defined benefit pension plans sponsored by Metropolitan Life. Employees were credited with prior service recognized by Citigroup, solely (with regard to pension purposes) for the purpose of determining eligibility and vesting under the Metropolitan Life Retirement Plan for United States Employees (the “Plan”), a noncontributory qualified defined benefit pension plan, with respect to benefits earned under the Plan subsequent to the Acquisition Date. Metropolitan Life allocates pension benefits to the Company based on salary ratios. Net periodic expense related to these plans is based on the employee population as of the valuation date at the beginning of the year. An insignificant expense related to the Metropolitan Life plans was allocated to the Company for both the three months and nine months ended September 30, 2006.

Prior to the Acquisition, the Company participated in qualified and non-qualified, noncontributory defined benefit pension plans and certain other postretirement plans sponsored by Citigroup. The Company’s share of expenses for these plans was insignificant for the six months ended June 30, 2005. The obligation for benefits earned under these plans was retained by Citigroup.

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

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

  Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	SUCCESSOR		SUCCESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended		Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,	September 30,	June 30,
	2006	2005	2006	2005	2005
	(In millions)

Net income	$59	$31	$141	$31	$76
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income taxes	—	—	—	—	(2)
Unrealized investment gains (losses), net of related offsets and income taxes	90	(32)	6	(32)	(5)

Other comprehensive income (loss)	90	(32)	6	(32)	(7)

Comprehensive income (loss)	$149	$(1)	$147	$(1)	$69

7.	Other Expenses

Other expenses were comprised of the following:

	SUCCESSOR		SUCCESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended		Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,	September 30,	June 30,
	2006	2005	2006	2005	2005
	(In millions)

Compensation	$13	$16	$45	$16	$19
Commissions	29	81	135	81	180
Amortization of DAC and VOBA	54	76	130	76	133
Capitalization of DAC	(22)	(81)	(118)	(81)	(222)
Rent, net of sublease income	—	1	2	1	1
Other	10	5	28	5	73

Total other expenses	$84	$98	$222	$98	$184

8.	Related Party Transactions

Metropolitan Life and the Company entered into a Master Service Agreement under which Metropolitan Life provides administrative, accounting, legal and similar services to the Company. Metropolitan Life charged the Company $2 million and $3 million for services performed under the Master Service Agreement for the three months and nine months ended September 30, 2006, respectively.

At September 30, 2006 and December 31, 2005, the Company had receivables from MICC of $61 million and $20 million, respectively. The Company had receivables from other affiliates of $57 million and payables to other affiliates of $2 million at September 30, 2006 and December 31, 2005, respectively, excluding affiliated reinsurance balances discussed below.

In September 2006, MLAC entered into a reinsurance agreement with Exeter Reassurance Company, Ltd. (“Exeter”) related to variable annuity products with guaranteed minimum death benefits. The Company cedes death benefits under this reinsurance agreement and had a net ceded balance payable to Exeter of $3 million as of September 30, 2006. Ceded benefits, included within policyholder benefits and claims, were $2 million for both the three months and nine months ended September 30, 2006. Ceded fees associated with this contract, included within universal life and investment-type product policy fees, were $5 million for both the three months and nine months ended September 30, 2006.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In December 2004, MLAC entered into a reinsurance agreement with MetLife Reinsurance Company of South Carolina (“MetLife Re,” formerly, The Travelers Life and Annuity Reinsurance Company) related to guarantee features included in certain of their universal life and variable universal life products. As of the Acquisition Date, this reinsurance agreement has been treated as a deposit-type contract and the Company had receivables from MetLife Re of $78 million and $40 million as of September 30, 2006 and December 31, 2005, respectively. Fees associated with this contract, included within other expenses, were $22 million and $32 million for the three months and nine months ended September 30, 2006, respectively, and $4 million and $22 million for the three months ended September 30, 2005 and six months ended June 30, 2005, respectively.

In addition, MLAC’s individual insurance mortality risk is reinsured, in part, to Reinsurance Group of America, Incorporated (“RGA”), an affiliate subsequent to the Acquisition Date. Reinsurance recoverables under these agreements with RGA were $35 million and $33 million as of September 30, 2006 and December 31, 2005, respectively. Ceded premiums earned were $1 million and $4 million for the three months and nine months ended September 30, 2006, respectively, and $1 million and $3 million for the three months ended September 30, 2005 and six months ended June 30, 2005, respectively. Universal life fees were $4 million and $11 million for the three months and nine months ended September 30, 2006, respectively, and $8 million and $7 million for the three months ended September 30, 2005 and six months ended June 30, 2005, respectively. Benefits were $6 million and $18 million for the three months and nine months ended September 30, 2006, respectively, and $18 million and $5 million for the three months ended September 30, 2005 and six months ended June 30, 2005, respectively.

Prior to the Acquisition, the Company had related party transactions with its former parent and/or affiliates. These transactions are described as follows:

Citigroup and certain of its subsidiaries provided investment management and accounting services, payroll, internal auditing, benefit management and administration, property management and investment technology services to the Company. The Company paid MICC an insignificant amount for the six months ended June 30, 2005 for these services.

At June 30, 2005, MLAC had an investment in Tribeca Citigroup Investments Ltd. (“Tribeca”), an affiliate of the Company, in the amount of $10 million. A net investment loss of $1 million was recognized on this investment for the six months ended June 30, 2005. In July 2005, MLAC sold its investment in Tribeca.

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

MLAC’s Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and all amendments to these reports are available at www.metlife.com by selecting “Investor Relations.” Information found on the website is not part of this or any other report filed with or furnished to the SEC.

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

Business

The Company’s core offerings include universal and variable life insurance, fixed and variable deferred annuities, structured settlements and payout annuities. The Company has been phasing out the issuance of most products that it is currently selling which will, over time, result in fewer assets and liabilities. The Company may, however, determine to introduce new products in the future.

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

Results of Operations

For purposes of the MD&A only, the pro forma combined results of operations for the nine month period ended September 30, 2005 discussed below represents the mathematical addition of the historical results for the predecessor period from January 1, 2005 through June 30, 2005 and the successor period from July 1, 2005 through September 30, 2005. This approach is not consistent with accounting principles generally accepted in the United States of America and yields results that are not comparable on a period-over-period basis due to the new basis of accounting established at the Acquisition Date. However, management believes it is the most meaningful way to comment on the results of operations for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005.

The following table presents consolidated financial information for the Company for the periods indicated:

				PRO FORMA
	SUCCESSOR	SUCCESSOR	PREDECESSOR	COMBINED RESULTS
	Nine Months Ended	Three Months Ended	Six Months Ended	Nine Months Ended
	September 30,	September 30,	June 30,	September 30,
	2006	2005	2005	2005
	(In millions)

Revenues
Premiums	$33	$7	$20	$27
Universal life and investment-type product policy fees	365	117	221	338
Net investment income	275	87	223	310
Other revenues	21	5	12	17
Net investment gains (losses)	(68)	8	(6)	2

Total revenues	626	224	470	694

Expenses
Policyholder benefits and claims	87	44	49	93
Interest credited to policyholder account balances	114	38	126	164
Other expenses	222	98	184	282

Total expenses	423	180	359	539

Income before provision for income taxes	203	44	111	155
Provision for income taxes	62	13	35	48

Net income	$141	$31	$76	$107

Net Income

Net income increased by $34 million, or 32%, to $141 million for the nine months ended September 30, 2006 from $107 million in the comparable 2005 period.

The increase in net income was primarily due to lower amortization of DAC and VOBA, as more fully described below, of $51 million, net of income taxes and lower expenses due to a decline in business activity of $13 million, net of income taxes.

A decrease in interest credited to policyholder account balances of $33 million, net of income taxes, resulting from the revaluation of the policyholder balances through the application of the purchase method of accounting also increased net income.

Net income was also impacted by higher universal life and investment-type product policy fees and other revenues of $20 million, net of income taxes, largely due to favorable market conditions.

The increase in premiums was essentially offset by the increase in future policyholder benefits and claims. There were favorable underwriting results of $8 million, net of income taxes, primarily due to a reduction of reserves related to the excess mortality liability on a specific block of life insurance policies which lapsed or otherwise changed of $12 million, net of income taxes, and favorable underwriting results in the life products of $4 million, net of income taxes. Additionally, there were favorable reserve refinements in structured settlement products and life products of $7 million and $3 million, net of income taxes, respectively. Partially offsetting these favorable underwriting results was the establishment of an excess mortality reserve in the current period of $18 million, net of income taxes, related to a group of policies, as described below.

Additionally, partially offsetting the increase in net income were higher net investment losses of $46 million, net of income taxes, primarily attributable to losses on fixed maturity sales resulting principally from portfolio repositioning in a rising interest rate environment subsequent to the Acquisition.

Net income decreased due to a change in policy for the capitalization of DAC, subsequent to the Acquisition, of $25 million, net of income taxes.

Net income also decreased due to lower net investment income of $23 million, net of income taxes, due to increased premium amortization on fixed maturity securities resulting from the application of the purchase method of accounting, lower reinvestment yields and a decrease in income from other limited partnership interests.

Income tax expense for the nine months ended September 30, 2006 was $62 million, or 31% of income before provision for income taxes, compared with $48 million, or 31%, for the comparable 2005 period. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of tax exempt investment income.

Total Revenues

Total revenues, excluding net investment gains (losses), increased by $2 million to $694 million for the nine months ended September 30, 2006 from $692 million in the comparable 2005 period.

Premiums increased by $6 million primarily due to higher sales of income annuities.

Universal life and investment-type product policy fees for universal life and variable annuity products increased by $27 million, or 8%. This increase was primarily driven by improved market performance.

Net investment income decreased by $35 million, or 11%. Fixed maturity securities contributed the majority of the decline of $28 million due to lower reinvestment yields and the increased amortization of premiums resulting from the application of purchase accounting. Additionally, there was a decrease of $8 million in income from other limited partnership interests associated with lower sales of underlying investments during the 2006 period as compared with the 2005 period. The remaining change in net investment income was $1 million due to other investments.

Other revenues increased by $4 million, primarily due to higher fees in the annuity product segment.

Total Expenses

Total expenses decreased by $116 million, or 22%, to $423 million for the nine months ended September 30, 2006 from $539 million in the comparable 2005 period.

Policyholder benefits and claims decreased by $6 million, or 6%, primarily due to favorable underwriting results in the life products of $24 million, which includes a reduction of reserves related to the excess mortality liability on a specific block of life insurance policies which lapsed or otherwise changed of $18 million. Additionally, there were favorable reserve refinements in structured settlement products and life products of $11 million and $5 million, respectively. Partially offsetting this decrease was a charge of $28 million for an excess mortality reserve. In connection with the Acquisition, a review was performed of underwriting criteria. As a result of these reviews and actuarial analyses, and to be consistent with MetLife’s existing reserving methodologies, the Company established an excess mortality reserve on the specific group of policies written subsequent to the Acquisition. In addition, there was an increase in future policyholder benefits of $6 million associated with the premium increase discussed above.

Interest credited to policyholder account balances decreased by $50 million, or 30%, primarily attributable to lower interest credited in universal life and annuity products. This decrease resulted from the revaluation of the policyholder balances through the application of the purchase method of accounting.

Other expenses decreased by $60 million, or 21%, primarily due to lower amortization of DAC and VOBA of $79 million driven by higher net investment losses, as well as a decline in capitalization of DAC, and the resulting amortization, subsequent to the Acquisition. Also contributing to the decrease were lower expenses of $20 million, primarily due to a decline in business activity. The DAC capitalization decrease of $185 million was due to a decline in deferrable expenses of approximately $146 million, principally commissions, and $39 million of a decrease which was attributable to a change in the Company’s DAC capitalization policy subsequent to the Acquisition. The decline in deferrable expenses of $146 million was offset by the decrease in DAC capitalization resulting in no impact to other expenses.

Insurance Regulations

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (“NAIC”) and the state insurance departments to identify companies that merit further regulatory action. At December 31, 2005, MetLife Annuity had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

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

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).

SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The Company is currently evaluating the impact of SAB 108 but does not expect that the guidance will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and SFAS No. 132(r), (“SFAS 158”). The pronouncement revises financial reporting standards for defined benefit pension and other postretirement plans by requiring the (i) recognition in their statement of financial position of the funded status of defined benefit plans measured as the difference between the fair value of plan assets and the benefit obligation, which shall be the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans; (ii) recognition as an adjustment to accumulated other comprehensive income (loss), net of income taxes, those amounts of actuarial gains and losses, prior service costs and credits, and transition obligations that have not yet been included in net periodic benefit costs as of the end of the year of adoption; (iii) recognition of subsequent changes in funded status as a component of other comprehensive income; (iv) measurement of benefit plan assets and obligations as of the date of the statement of financial position; and (v) disclosure of additional information about the effects on the employer’s statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006 with the exception of the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position, which is effective for fiscal years ending after December 15, 2008. The Company will adopt SFAS 158 as of December 31, 2006, and expects that there will be no impact to the Company, since the Company is only allocated pension benefit expense from Metropolitan Life Insurance Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133; which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based upon the Company’s evaluation work completed to date, the Company does not expect adoption to have a material impact on the Company’s consolidated financial statements.

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

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The SOP will be adopted in fiscal years beginning after December 15, 2006. The guidance in SOP 05-1 will be applied to internal replacements after the date of adoption. The cumulative effect relating to unamortized DAC, unearned revenue liabilities, and deferred sales inducements that result from the impact on estimated gross profits or margins will be reported as an adjustment to opening retained earnings as of the date of adoption. Based upon the issued standard, the Company did not expect that the adoption of SOP 05-1 would have a material impact on the Company’s consolidated financial statements; however, an expert panel has been formed by the AICPA to evaluate certain implementation issues. The Company is actively monitoring the expert panel discussions. Conclusions reached by the expert panel, or revisions or clarifications to SOP 05-1 issued by the AICPA or FASB could affect the Company’s impact assessment.

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

Internal Control Over Financial Reporting

On July 1, 2005, MetLife completed the Acquisition of the Company. MetLife is in the process of completing its post-merger integration plan which includes migrating certain data, applications and processes into MetLife’s internal control environment. Management believes that the migrations which have already occurred, and future migrations, have been, or will be, adequately controlled and tested. Migrations which have occurred have resulted in changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting for the quarter ended September 30, 2006. Further, future migrations will continue to materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting in the future until such time as the post-merger integration plans have been fully completed. There were no other changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Subsequent to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, there have been no material developments in the Company’s material legal proceedings.

Item 6.	Exhibits

3.1	Charter of The Travelers Life and Annuity Company (now MetLife Life and Annuity Company of Connecticut, “MLAC”), as effective April 10, 1990 (Incorporated by reference to Exhibit 3.1 of MLAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of MLAC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 of the 2005 Annual Report)
3.3	By-laws of MLAC, as effective April 10, 1990 (Incorporated by reference to Exhibit 3.3 of the 2005 Annual Report)
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(Authorized Signatory and Chief Accounting Officer)

Date: November 13, 2006

Exhibit Index

Exhibit
Number	Exhibit Name

3.1	Charter of The Travelers Life and Annuity Company (now MetLife Life and Annuity Company of Connecticut, “MLAC”), as effective April 10, 1990 (Incorporated by reference to Exhibit 3.1 of MLAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of MLAC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 of the 2005 Annual Report)
3.3	By-laws of MLAC, as effective April 10, 1990 (Incorporated by reference to Exhibit 3.3 of the 2005 Annual Report)
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1