Form 10-K
period 2006-12-31
MetLife Life & Annuity CO of Connecticut
filed 2007-03-07
CIK 929498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

At March 2, 2007, 30,000 shares of the registrant’s Common Stock, $100 par value per share, were outstanding, all of which are owned by MetLife Insurance Company of Connecticut, a subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of MetLife Life and Annuity Company of Connecticut and its subsidiary, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on MetLife Life and Annuity Company of Connecticut and its subsidiary. Such forward-looking statements are not guarantees of future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1.	Business

As used in this Form 10-K, the “Company,” “MLAC,” “we,” “our” and “us” refer to MetLife Life and Annuity Company of Connecticut (formerly, The Travelers Life and Annuity Company), a Connecticut corporation incorporated in 1973 (“MetLife Annuity”), and its subsidiary. MLAC is a subsidiary of MetLife Insurance Company of Connecticut (“MICC,” formerly, The Travelers Insurance Company). MICC is a subsidiary of MetLife, Inc. (“MetLife”).

On July 1, 2005 (“Acquisition Date”), MetLife Life and Annuity Company of Connecticut and other affiliated entities, including the Company’s parent, MICC, and substantially all of Citigroup Inc.’s (“Citigroup”) international insurance businesses (collectively, “Travelers”), were acquired by MetLife from Citigroup (“Acquisition”) for $12.1 billion.

We currently operate as a single segment and, as such, financial results are prepared and reviewed by management as a single operating segment. We continually evaluate our operating activities and the method utilized by management to evaluate the performance of such activities and will report on a segment basis when appropriate to do so. Financial information, including revenues, expenses and income and loss is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discussion of Results.”

Insurance Products

We offer a wide variety of individual insurance, as well as annuities and investment-type products, aimed at serving the financial needs of our customers throughout their entire life cycle. We continually review and update our products.

Variable Life.  Variable life products provide insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Most importantly, with variable life products, premiums and account balances can be directed by the policyholder into a variety of separate accounts or directed to the Company’s general account. In the separate accounts, the policyholder bears the entire risk of the investment results. We collect specified fees for the management of these various investment accounts and any net return is credited directly to the policyholder’s account. In some instances, third-party money management firms manage investment accounts that support variable insurance products. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

Universal Life.  Universal life products provide insurance coverage on the same basis as variable life, except that premiums, and the resulting accumulated balances, are allocated only to the Company’s general account. Universal life products may allow the insured to increase or decrease the amount of death benefit coverage over the term of the contract and the owner to adjust the frequency and amount of premium payments. We credit premiums to an account maintained for the policyholder. Premiums are credited net of specified expenses and interest, at interest rates we determine, subject to specified minimums. Specific charges are made against the policyholder’s account for the cost of insurance protection and for expenses. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

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

Annuities and Investment Products

We offer a variety of individual annuities and investment products, including variable and fixed annuities and retirement & savings products.

Variable Annuities.  We offer variable annuities for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment accounts, as determined by the contractholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the contractholder. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to certain minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged.

Fixed Annuities.  Fixed annuities are used for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to certain minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, ranging from one to ten years. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.

Retirement & Savings.  Retirement & savings products and services include payout annuities sold to employer-sponsored retirement & savings plans referred to as group pension contracts, as well as structured settlements.

Marketing and Distribution

The marketing of our individual products by MetLife targets the large to middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. MetLife has been successful in selling our products in various multi-cultural markets. Our retirement and savings products and services are marketed by MetLife through sales forces, comprised of MetLife employees.

Individual products are distributed nationwide through multiple channels, with the primary distribution system being the independent distribution group. Within the independent distribution group, there are three wholesaler organizations, including the coverage and point of sale groups for risk-based products, and the annuity wholesale group for accumulation-based products. Both the coverage and point of sale organizations distribute universal life, variable universal life and traditional life products. The coverage model wholesalers distribute products through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. The point of sale model wholesalers distribute products through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks. The annuity model wholesalers distribute both fixed and variable deferred annuities through financial intermediaries, including regional broker-dealers, New York Stock Exchange (“NYSE”) brokerage firms, financial planners and banks.

We distribute individual insurance and investment products through distribution channels which include MetLife Resources and Tower Square Securities, Inc. (“Tower Square”). MetLife Resources, a focused distribution channel of MetLife, markets retirement, annuity and other financial products on a national basis through 737 agents and independent brokers. MetLife Resources targets the nonprofit, educational and healthcare markets. Tower Square, a subsidiary of MICC, is an affiliated broker-dealer that markets variable life insurance and variable annuity products through 548 independent registered representatives.

We distribute retirement & savings products and services through dedicated sales teams and relationship managers located in offices around the country. In addition, the retirement & savings organization works with the distribution channels in the Individual group to better reach and service customers, brokers, consultants and other intermediaries.

We have been phasing out the issuance of most products that we are currently selling which will, over time, result in fewer assets and liabilities.

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when an annuitant takes income, a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. We compute the amounts for actuarial liabilities reported in our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In establishing actuarial liabilities for certain other insurance contracts, we distinguish between short duration and long duration contracts. The actuarial liability for short duration contracts consists of gross unearned premiums as of the valuation date and the discounted amount of the future payments on pending and approved claims as of the valuation date. Long duration contracts consist of guaranteed renewable term life and non-participating whole life contracts. We determine actuarial liabilities for long duration contracts using assumptions based on experience, plus a margin for adverse deviation for these policies.

Where they exist, we amortize deferred policy acquisition costs (“DAC”), including value of business acquired (“VOBA”), in relation to the associated premiums.

Liabilities for investment-type and universal life-type products primarily consist of policyholders’ account balances. Investment-type products include individual annuity contracts in the accumulation phase and certain group pension contracts that have limited or no mortality risk. Universal life-type products consist of universal and variable life contracts and contain group pension contracts. For universal life-type contracts with front-end loads, we defer the charge and amortize the unearned revenue using the product’s estimated gross profits. We amortize DAC on investment-type and universal life-type contracts in relation to estimated gross profits.

Limited pay contracts primarily consist of single premium immediate individual annuities, structured settlement annuities and certain group pension annuities. Actuarial liabilities for limited pay contracts are equal to the present value of future benefit payments and related expenses less the present value of future net premiums plus premium deficiency reserves, if any. For limited pay contracts, we also defer the excess of the gross premium over the net premium and recognize such excess into income in a constant relationship with insurance in-force for life insurance contracts and in relation to anticipated future benefit payments for annuity contracts. We amortize DAC for limited pay contracts over the premium payment period.

We also establish actuarial liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder liabilities (associated with unearned revenues and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). We also establish liabilities for minimum death benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies.

Pursuant to state insurance laws, we establish statutory reserves, reported as liabilities, to meet our obligations on our respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from actuarial liabilities for future policy benefits determined using GAAP.

The Connecticut State Insurance Law and regulations require us to submit to the Connecticut Commissioner of Insurance (the “Commissioner”), with an annual report, an opinion and memorandum of a “qualified actuary” that our statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for its statutory liabilities with respect to these obligations. See “— Regulation — Insurance Regulation — Policy and Contract Reserve Sufficiency Analysis.”

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of our actuarial liabilities, we cannot precisely determine the amounts we will ultimately pay with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future.

However, we believe our actuarial liabilities for future benefits are adequate to cover the ultimate benefits required to be paid to policyholders. We periodically review our estimates of actuarial liabilities for future benefits and compare them with our actual experience. We revise estimates, to the extent permitted or required under GAAP, if we determine that future expected experience differs from assumptions used in the development of actuarial liabilities.

Underwriting and Pricing

Our underwriting involves an evaluation of applications for life insurance products and services by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that we are willing to accept. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups.

Underwriting considers not only an applicant’s medical history, but also other factors such as financial profiles, foreign travel, vocations and alcohol, drug and tobacco use. Generally, we are not obligated to accept any risk from, or to issue a policy to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk has been examined and approved for underwriting. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under strict guidelines established by us.

To maintain high standards of underwriting quality and consistency, we engage in a multi-level series of ongoing internal underwriting audits, and are subject to external audits by our reinsurers, at both our remote underwriting offices and our corporate underwriting office.

We have established senior level oversight of the underwriting process that facilitates quality sales and serving the needs of our customers, while supporting our financial strength and business objectives. Our goal is to achieve the underwriting and mortality levels reflected in the assumptions in our product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and us.

Pricing for our products reflects our insurance underwriting standards. Product pricing of insurance products is based on the expected payout of benefits calculated through the use of assumptions for mortality, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Product specifications are designed to mitigate the risks of greater than expected mortality, and we periodically monitor mortality assumptions. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.

We continually review our underwriting and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals. Decisions are based on established actuarial pricing and risk selection principles to ensure that our underwriting and pricing guidelines are appropriate.

Reinsurance Activity

Our life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We have historically reinsured the mortality risk on new individual life insurance policies primarily on an excess of retention basis or a quota share basis. We have reinsured up to 90% of the mortality risk for all new individual life insurance policies. We initiated this practice for different products starting at various points in time between 1997 and 2002. On a case by case basis, we may retain up to $5 million per life on single life individual policies and reinsure 100% of amounts in excess of our retention limits. We evaluate our reinsurance programs routinely and may increase or decrease its retention at any time. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

In addition to reinsuring mortality risk, as described above, we reinsure other mortality and non-mortality risks, and specific coverages. We routinely reinsure certain classes of risks in order to limit our exposure to particular travel, avocation and lifestyle hazards. We have exposure to catastrophes, which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks.

We reinsure our business through a diversified group of reinsurers. No single unaffiliated reinsurer has a material obligation to us nor is our business substantially dependent upon any reinsurance contracts. We are contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

Regulation

Insurance Regulation

MetLife Life and Annuity Company of Connecticut is licensed and regulated in 49 states. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments.

The Company is required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which it does business, and its operations and accounts are subject to periodic examination by such authorities. MetLife Annuity must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which it operates.

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by us with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities business. We cooperate with such inquiries and take corrective action when warranted. See “Legal Proceedings.”

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Guaranty Associations and Similar Arrangements.  Most of the jurisdictions in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

In the past five years, the aggregate assessments have not been material. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insolvency Assessments.”

Statutory Insurance Examination.  As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. On January 6, 2006, the Connecticut Insurance Department (the “Department”) completed an examination of MetLife Annuity for the period covering January 1, 2000 through December 31, 2004. There were no significant findings.

Policy and Contract Reserve Sufficiency Analysis.  Annually, MetLife Annuity is required to conduct an analysis of the sufficiency of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. MetLife Annuity which is required by its state of domicile to provide these opinions, has provided such opinions without qualifications.

Surplus and Capital.  MetLife Annuity is subject to the supervision of the regulators in each jurisdiction in which we are licensed to transact business. Regulators have discretionary authority, in connection with the continued licensing of this insurance company, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. See “— Risk-Based Capital.”

Risk-Based Capital (“RBC”).  MetLife Annuity is subject to certain RBC requirements and reports its RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally.

The Connecticut State Insurance Law gives the Commissioner explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2006 and 2005, MetLife Annuity’s total adjusted capital was in excess of each of those RBC levels.

The National Association of Insurance Commissioners (“NAIC”) adopted the Codification of Statutory Accounting Principles (“Codification”) in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in Connecticut. Modifications by the Department may impact the effect of Codification on the statutory capital and surplus of MetLife Annuity.

Regulation of Investments.  We are subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by us complied with such regulations, in all material respects, at December 31, 2006.

Federal Initiatives.  Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. At the present time, we do not know of any federal legislative initiatives that, if enacted, would adversely impact our business, results of operations or financial condition.

Legislative Developments.  We cannot predict what proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.

Company Ratings

Insurer financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its policyholder financial obligations. Our insurer financial strength ratings as of the date of this filing are listed in the table below:

Insurer Financial Strength Ratings

A.M. Best Company(1)	A+ (stable outlook)
Fitch Ratings(2)	AA (stable outlook)
Moody’s Investors Service(3)	Aa2 (stable outlook)
Standard & Poor’s(4)	AA (stable outlook)

(1)	A.M. Best Company insurer financial strength ratings range from “A++ (superior)” to “F (in liquidation).” A rating of “A+” is in the “superior” category.

(2)	Fitch Ratings insurer financial strength ratings range from “AAA (exceptionally strong)” to “D (distressed).” A “+” or “− ” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

(3)	Moody’s Investors Service (“Moody’s”) long-term insurer financial strength ratings range from “Aaa (exceptional)” to “C (extremely poor).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of “Aa2” is in the “excellent” category.

Moody’s short-term insurer financial strength rating is P-1 (stable outlook). Such short-term insurer financial strength ratings range from “P-1 (Superior)” to “NP (not prime).”

(4)	Standard & Poor’s long-term insurer financial strength ratings range from “AAA (extremely strong)” to “R (regulatory action).” A “+” or “− ” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

Rating Stability Indicators

Rating agencies use an “outlook statement” of “positive,” “stable” or “negative” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. These factors may be internal to the issuer, such as a changing profitability profile, or may be brought about by changes in the industry’s landscape through new competition, regulation or technological transformation. A rating may have a “stable” outlook to indicate that the rating is not expected to change. A “stable” rating does not preclude a rating agency from changing a rating at any time, without notice.

The foregoing insurer financial strength ratings reflect each rating agency’s opinion of MetLife Annuity’s financial characteristics with respect to our ability to pay obligations under insurance policies and contracts in accordance with their terms. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.

A ratings downgrade (or the potential for such a downgrade) of MLAC could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker-dealers, banks, agents, wholesalers, and other distributors of our products and services, negatively impact new sales, and adversely affect our ability to compete and thereby have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

Changes in Market Interest Rates May Significantly Affect Our Profitability

Some of our products, principally traditional whole life insurance and fixed annuities, expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts that we are required to pay under the contracts in the Company’s general account and the rate of return we are able to earn on general account investments intended to support obligations under the contracts. Our spread is a key component of our net income.

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed-income securities, commercial mortgages and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and VOBA and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially adversely affect our results of operations, financial position and cash flows and significantly reduce our profitability.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the assets in the Company’s general account with higher yielding assets needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which would increase our current expenses and reduce net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial portion of our investment portfolio.

Industry Trends Could Adversely Affect the Profitability of Our Business

Our business continues to be influenced by a variety of trends that affect the insurance industry.

Financial Environment.  The current financial environment presents a challenge for the life insurance industry. The level of long-term interest rates and the shape of the yield curve can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities and universal life insurance. A flat or inverted yield curve and low long-term interest rates will be a concern until new money rates on corporate bonds are higher than overall life insurer investment portfolio yields. Recent volatile equity market performance has also presented challenges for life insurers, as fee revenue from variable annuities and pension products is tied to separate account balances, which reflect equity market performance. Also, variable annuity product demand often mirrors consumer demand for equity market investments. See “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Competitive Pressures.  The life insurance industry remains highly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

Regulatory Changes.  The life insurance industry is regulated at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including variable annuities. See “— Our Insurance Business Is Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “Business — Regulation — Insurance Regulation.”

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

Third, we provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. For example, we offer variable annuity products with guaranteed features, such as minimum death and withdrawal benefits. These guarantees may be more costly than expected in volatile or declining equity market conditions, causing us to increase liabilities for future policy benefits, negatively affecting net income.

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

We invest a portion of our invested assets in pooled investment funds that make private equity investments. The amount and timing of income from such investment funds tend to be uneven as a result of the performance of the underlying private equity investments, which can be difficult to predict, as well as the timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter.

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

In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. Many of our competitors in these businesses offer a broader array of investment products and services and are better known than us as sellers of annuities and other investment products.

Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results

Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Our liabilities for future policy benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the assets we purchase with the premiums we receive. To the extent that actual claims experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities.

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on changes in the assumptions used to establish the liabilities, as well as our actual experience. We charge or credit changes in our liabilities to expenses in the period the liabilities are established or re-estimated. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such increases could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition.

MetLife’s Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business

Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. MetLife has devoted significant resources to develop risk management policies and procedures for itself and its subsidiaries, and expects to continue to do so in the future. Nonetheless, these policies and procedures may not be fully effective. Many of MetLife’s methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible. This information may not always be accurate, complete, up-to-date or properly evaluated. See “Quantitative and Qualitative Disclosures About Market Risk.”

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability

Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century, but neither the likelihood, timing, nor the severity of a future pandemic can be predicted. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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

Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities. While we attempt to limit our exposure to acceptable levels, subject to restrictions imposed by insurance regulatory authorities, a catastrophic event or multiple catastrophic events could have a material adverse effect on our business, results of operations and financial condition.

A Downgrade or a Potential Downgrade in Our Financial Strength or that of MetLife’s Other Insurance Subsidiaries, or MetLife’s Credit Ratings Could Result in a Loss of Business and Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position. See “Business — Company Ratings — Insurer Financial Strength Ratings.”

Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all; and

•	adversely affecting our relationships with credit counterparties.

Rating agencies assign ratings based upon several factors, some of which relate to general economic conditions and circumstances outside of our control. In addition, rating agencies may employ different models and formulas to assess our financial strength and creditworthiness, and may alter these models from time to time at their discretion. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal business. Those costs that vary with and are primarily related to the production of new and renewal business are deferred and referred to as DAC. The recovery of DAC is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits, which generally are used to amortize such costs. If the estimates of gross profits were overstated, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in-force at the acquisition date. VOBA is based on actuarially determined projections. Actual experience may vary from the projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in an impairment and a charge to income. Also, as VOBA is amortized similarly to DAC, an acceleration of the amortization of VOBA would occur if the estimates of gross profits were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

If Our Business Does Not Perform Well, We May Be Required to Establish a Valuation Allowance Against the Deferred Income Tax Asset or to Recognize an Impairment of Our Goodwill, Established at the Acquisition, Which Could Adversely Affect Our Results of Operations or Financial Condition

As a result of the Acquisition, we recognized net deferred income tax assets of $97 million and established goodwill of $239 million.

The deferred income tax asset was recorded upon the Acquisition as a result of an election made under the Internal Revenue Code Section 338. This election resulted in a step-up in tax basis of the assets acquired and liabilities assumed upon the Acquisition. The realizability of the deferred income tax asset is assessed periodically by management. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.

Goodwill is established as the excess of cost over the fair value of net assets acquired. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment, or a business one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial condition.

Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers of the fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2006, the fixed maturity securities of $5.9 billion in our investment portfolio represented 84% of our total cash and invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of these securities could cause the value of our fixed maturity securities portfolio and our net earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting particular issuers or securities could also have a similar effect. With economic uncertainty and increasing interest rates, credit quality of issuers could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition.

Defaults on Our Mortgage Loans May Adversely Affect Our Profitability

Our mortgage loan investments face default risk. Our mortgage loans are principally collateralized by commercial and agricultural properties. At December 31, 2006, our mortgage loan investments of $295 million represented 4% of our total cash and invested assets. At December 31, 2006, there were no mortgage loans that were either delinquent or in the process of foreclosure. The performance of our mortgage loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loan investments have balloon payment maturities. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition.

Some of Our Investments Are Relatively Illiquid

Our investments in privately placed fixed maturity securities, mortgage loans on real estate and other limited partnership interests are relatively illiquid. These asset classes represented 18% of the carrying value of our total cash and invested assets as of December 31, 2006. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated securities. If the currencies of the non-U.S. dollar denominated securities we hold in our investment portfolios decline against the U.S. dollar, our investment returns, and thus our profitability, may be adversely affected. Although we use foreign currency swaps and forward contracts to mitigate foreign currency exchange rate risk, we cannot provide assurance that these methods will be effective or that our counterparties will perform their obligations. See “Quantitative and Qualitative Disclosures About Market Risk.”

Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses

As part of our overall risk management strategy, we purchase reinsurance for certain risks. See “Business — Reinsurance Activity.” While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivative Instruments We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations

We use reinsurance, indemnification and derivative instruments to mitigate our risks in various circumstances. In general, reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers and indemnitors. We cannot provide assurance that our reinsurers will pay the reinsurance recoverables owed to us or that indemnitors will honor their obligations now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s or indemnitor’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements or indemnity agreements with us could have a material adverse effect on our financial condition and results of operations.

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations.

Our Insurance Business Is Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our insurance business, and we are regulated by the Department of the state in which we are domiciled and the states in which we are licensed. See “Business — Regulation — Insurance Regulation.”

State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

The NAIC and several states’ legislatures have recently considered the need for regulations and/or laws to address agent or broker practices that have been the focus of recent investigations of broker compensation in various jurisdictions. The NAIC has adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act which, if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate such agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Several states have recently enacted laws similar to the NAIC amendment. Some other states have considered other proposed requirements, also relating to disclosure rather than the regulation of the substance of compensation. We cannot predict how many states may promulgate the NAIC amendment or alternative regulations or the extent to which these regulations may have a material adverse impact on our business.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include the National Insurance Act of 2006, which would permit an optional federal charter for insurers. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

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

From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

Litigation and Regulatory Investigations Are Increasingly Common in the Insurance Business and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations in the ordinary course of operating our business, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See “Legal Proceedings.”

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

On a quarterly and yearly basis, we review relevant information with respect to liabilities for litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Unless stated elsewhere herein, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. See “Legal Proceedings.” Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2006.

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

Recent industry-wide inquiries also include those regarding market timing and late trading in mutual funds and variable insurance products and, generally, the marketing of products. In the past, we have received inquiries regarding market timing and other matters from the U.S. Securities and Exchange Commission (“SEC”).

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999).  An amended putative class action complaint was filed against the Company, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against the Company: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. Plaintiff may seek to file another motion for class certification. Defendants have moved for summary judgment. The Company is continuing to vigorously defend against the claims in this matter.

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

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Changes in U.S. Federal and State Securities Laws and Regulations May Affect Our Operations and Our Profitability

Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, we and our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933.

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

Changes in Tax Laws Could Make Some of Our Products Less Attractive to Consumers

Changes in tax laws could make some of our products less attractive to consumers. For example, reductions in the federal income tax that investors are required to pay on long-term capital gains and dividends paid on stock may provide an incentive for some of our customers and potential customers to shift assets away from some insurance company products, including life insurance and annuities, designed to defer income tax payable on investment returns. Because the income tax payable on long-term capital gains and some dividends paid on stock has been reduced, investors may decide that the tax-deferral benefits of annuity contracts are less advantageous than the potential after-tax income benefits of mutual funds or other investment products that provide dividends and long-term capital gains. A shift away from life insurance and annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income.

We cannot predict whether any tax legislation impacting insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations.

The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Level of Claim Losses We Incur and the Value of Our Investment Portfolio

The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities. The continued threat of terrorism also could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist actions also could disrupt our operations centers in the United States. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated.

The Occurrence of Events Unanticipated In MetLife’s Disaster Recovery Systems and Management Continuity Planning Could Impair Our Ability to Conduct Business Effectively

As part of the post-merger integration, we have migrated certain data onto MetLife applications and platforms. During 2007, we continue to utilize and rely on administrative systems maintained on Citigroup platforms. In the event of a disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with MetLife’s or Citigroup’s disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and the ability of the employees who serve us to perform their job responsibilities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located in Hartford, Connecticut. We occupy, together with our parent MICC, 373,000 square feet at One Cityplace, Hartford, Connecticut, under an operating lease (in which MICC is the lessee) that runs through October 31, 2008.

Management believes that these properties are suitable and adequate for our current and anticipated business operations.

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

The Company is a party to a number of legal actions and is and/or has been involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2006. Furthermore, it is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999).  An amended putative class action complaint was filed against the Company, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against the Company: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. Plaintiff may seek to file another motion for class certification. Defendants have moved for summary judgment. The Company is continuing to vigorously defend against the claims in this matter.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MetLife Life and Annuity Company of Connecticut has 30,000 authorized shares of common stock, all of which were issued and outstanding as of December 31, 2006. All such shares are held by MICC, and there exists no established public trading market for common equity. On July 1, 2005 MetLife acquired MLAC from Citigroup. The payment of dividends and other distributions by the Company is regulated by insurance laws and regulations.

Under Connecticut State Insurance Law, MetLife Annuity is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Annuity will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Commissioner and the Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition on July 1, 2005, under Connecticut State Insurance Law all dividend payments by MetLife Annuity through June 30, 2007 require prior approval of the Commissioner. The Company did not pay any dividends in 2006. Since the Company’s statutory unassigned funds surplus is negative, the Company cannot pay any dividends without prior approval of the Commissioner.

Item 6.	Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MLAC” or the “Company” refers to MetLife Life and Annuity Company of Connecticut (formerly, The Travelers Life and Annuity Company), a Connecticut corporation incorporated in 1973 (“MetLife Annuity”), and its subsidiary. MLAC is a subsidiary of MetLife Insurance Company of Connecticut (“MICC,” formerly, The Travelers Insurance Company). Management’s narrative analysis of the results of operations of MLAC is presented pursuant to General Instruction I(2)(a) of Form 10-K. This narrative analysis should be read in conjunction with the forward-looking statement information included below, “Risk Factors,” and the Company’s consolidated financial statements included elsewhere herein.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors; (iii) unanticipated changes in industry trends; (iv) adverse results or other consequences from litigation, arbitration or regulatory investigations; (v) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services; (vi) changes in accounting standards which may have an adverse effect on our results and financial condition; (vii) downgrades in the Company’s and its affiliates’ claims paying ability or financial strength ratings; (viii) changes in rating agency policies or practices; (ix) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (x) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xi) the effects of business disruption or economic contraction due to terrorism or other hostilities; and (xii) other risks and uncertainties described from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”).

The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Acquisition of The Travelers Insurance Company by MetLife, Inc. from Citigroup Inc.

On July 1, 2005 (“Acquisition Date”), MetLife Insurance Company of Connecticut became a wholly-owned subsidiary of MetLife, Inc. (“MetLife”). MetLife Life and Annuity Company of Connecticut and other affiliated entities, including the Company’s parent, MetLife Insurance Company of Connecticut, and substantially all of Citigroup Inc.’s (“Citigroup”) international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries (“Primerica”) (collectively, “Travelers”), were acquired by MetLife from Citigroup (“Acquisition”) for $12.1 billion. The total consideration paid by MetLife for the purchase consisted of $11.0 billion in cash and 22,436,617 shares of MetLife’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

(i)	the fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investments;

(iv)	the application of the consolidation rules to certain investments;

(v)	fair value of and accounting for derivatives;

(vi)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(vii)	the measurement of goodwill and related impairment, if any;

(viii)	the liability for future policyholder benefits;

(ix)	accounting for income taxes and the valuation of deferred income tax assets;

(x)	accounting for reinsurance transactions; and

(xi)	the liability for litigation and regulatory matters.

The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Investments

The Company’s principal investments are in fixed maturity and equity securities, policy loans, mortgage loans on real estate, real estate joint ventures and other limited partnership interests, short-term investments and other invested assets. The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of fair values, the recognition of impairments, the recognition of income on certain investments, and the potential consolidation of previously unconsolidated subsidiaries.

The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value. The fair values for our public fixed maturity securities and our public equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturities, fair values are estimated using present value or valuation techniques. The determination of fair values in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value.

The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to:

(i)	the length of time and the extent to which the market value has been below cost or amortized cost;

(ii)	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

(iii)	the potential for impairments in an entire industry sector or sub-sector;

(iv)	the potential for impairments in certain economically depressed geographic locations;

(v)	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

(vi)	the ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost;

(vii)	unfavorable changes in forecasted cash flows on asset-backed securities; and

(vii)	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within net investment gains (losses) and the cost basis of the fixed maturity and equity securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

Other policyholder funds include policy and contract claims and unearned revenue liabilities.

The liability for policy and contract claims generally relates to incurred but not reported claims as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

The unearned revenue liability relates to universal life-type and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized using the product’s estimated gross profits, similar to DAC. Such amortization is recorded in universal life and investment-type product policy fees.

The recognition of income on certain investments (e.g. loan-backed securities including mortgage-backed and asset-backed securities, certain investment transactions, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

Additionally, when the Company enters into certain real estate joint ventures and other limited partnerships for which the Company may be deemed to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, it may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party.

The use of different methodologies and assumptions as to the determination of the fair value of investments, the timing and amount of impairments, the recognition of income, or consolidation of investments may have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

The Company enters into freestanding derivative transactions including swaps, forwards, futures and option contracts. The Company uses derivatives primarily to manage various risks. The risks being managed are variability in cash flows or changes in fair values related to financial instruments. To a lesser extent, the Company uses credit derivatives to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain investment securities, issues certain insurance policies and engages in certain reinsurance contracts that have embedded derivatives.

Fair value of derivatives is determined by quoted market prices or through the use of pricing models. The determination of fair value, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, credit spreads, market volatility, and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models. Such assumptions include estimates of volatility, interest rates, foreign exchange rates, other financial indices and credit ratings. Essential to the analysis of the fair value is a risk of counterparty default. The use of different assumptions may have a material effect on the estimated derivative fair value amounts as well as the amount of reported net income. Also, the fluctuations in fair value of derivatives which have not been designated for hedge accounting may result in significant volatility in net income.

The accounting for derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under these accounting standards. If it was determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported. Measurements of ineffectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.

Additionally, there is a risk that embedded derivatives requiring bifurcation have not been identified and reported at fair value in the consolidated financial statements and that their related changes in fair value could materially affect reported net income.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. The costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issue expenses. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

DAC and VOBA on life insurance or investment-type contracts are amortized in proportion to gross premiums or gross profits, depending on the type of contract as described below.

The Company amortizes DAC and VOBA related to non-participating traditional contracts (term insurance and non-participating whole life insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, persistency, and investment returns at policy issuance, or policy acquisition as it relates to VOBA, that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC and VOBA related to fixed and variable universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits exceed those previously estimated, DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA balances of $3 million for this factor.

The Company also reviews periodically other long-term assumptions underlying the projections of estimated gross profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross profits which may have significantly changed. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.

Since the Acquisition Date, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and VOBA have been updated due to revisions to expected future investment returns, expenses and in-force or persistency assumptions included within the Individual segment. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

The following chart illustrates the effect on DAC and VOBA of changing each of the respective assumptions:

	SUCCESSOR
	Year Ended	Six Months Ended
	December 31,	December 31,
	2006	2005
	(In millions)

Investment return	$33	$11
Expense	(4)	—
In-force/Persistency	1	(3)
Policyholder dividends and other	2	1

Total	$32	$9

At December 31, 2006 and 2005, DAC and VOBA were $1.7 billion and $1.8 billion, respectively.

Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is one level below the information presented in the financial statements, if discrete financial information is prepared and regularly reviewed by management at that level. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using a market multiple and a discounted cash flow model. The critical estimates necessary in determining fair value are projected earnings, comparative market multiples and the discount rate.

Liability for Future Policy Benefits

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance and traditional annuities. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumptions, additional liabilities may be required, resulting in a charge to policyholder benefits and claims.

Future policy benefit liabilities for minimum death benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies are based on estimates of the expected value of benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk.

The Company offers certain variable annuity products with guaranteed minimum benefit riders. These include guaranteed minimum withdrawal benefit (“GMWB”) riders and guaranteed minimum accumulation benefit (“GMAB”) riders. GMWB and GMAB riders are embedded derivatives, which are measured at fair value separately from the host variable annuity contract, with changes in fair value reported in net investment gains (losses). The fair values of GMWB and GMAB riders are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. These riders may be more costly than expected in volatile or declining equity markets, causing an increase in the liability for future policy benefits, negatively affecting net income.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies, guarantees and riders and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

Income Taxes

Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with our operations. The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.

Deferred income tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred income tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities or when estimates used in determining valuation allowances on deferred income tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

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

Litigation Contingencies

The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Economic Capital

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s business. As a part of the economic capital process, a portion of net investment income is credited to the Company’s business based on the level of allocated equity. This is in contrast to the standardized regulatory risk-based capital formula, which is not as refined in its risk calculations with respect to the nuances of the Company’s business.

Financial Condition

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition was accounted for by MetLife using the purchase method of accounting, which required that the assets and liabilities of the Company be identified and measured at their fair value as of the acquisition date. As required by SEC Staff Accounting Bulletin (“SAB”) Topic 5-J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been “pushed down” to the consolidated financial statements of the Company, thereby establishing a new basis of accounting.

This new basis of accounting is referred to as the “successor basis” while the historical basis of accounting is referred to as the “predecessor basis.” Financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled “predecessor” and “successor,” respectively.

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

In connection with the Acquisition, MetLife filed with the Connecticut Insurance Department (the “Department”) an Amended and Restated Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer, dated April 19, 2005 (the “Form A”), seeking the approval of the Department to acquire control of the Company. The Form A was approved by the Department on June 30, 2005. The Form A includes MetLife’s post-Acquisition business plan and financial projections for the Company after the closing date. The Company has been phasing out the issuance of most products that it is currently selling which will, over time, result in fewer assets and liabilities. The Company may, however, determine to introduce new products in the future.

Discussion of Results

For purposes of management’s narrative analysis of the results of operations only, the pro forma combined results of operations for the year ended December 31, 2005 discussed below represents the mathematical addition of the historical results for the predecessor period from January 1, 2005 through June 30, 2005 and the successor period from July 1, 2005 through December 31, 2005. This approach is not consistent with GAAP and yields results that are not comparable on a period-over-period basis due to the new basis of accounting established at the Acquisition Date. However, management believes it is the most meaningful way to comment on the results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005.

The results of operations were as follows:

				PROFORMA
	SUCCESSOR		PREDECESSOR	COMBINED RESULTS
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2005
	(In millions)

Revenues
Premiums	$43	$17	$20	$37
Universal life and investment-type product policy fees	483	233	221	454
Net investment income	361	167	223	390
Other revenues	27	11	12	23
Net investment gains (losses)	(83)	(35)	(6)	(41)

Total revenues	831	393	470	863

Expenses
Policyholder benefits and claims	117	90	49	139
Interest credited to policyholder account balances	154	76	126	202
Other expenses	306	165	184	349

Total expenses	577	331	359	690

Income before provision for income tax	254	62	111	173
Provision for income tax	74	12	35	47

Net income	$180	$50	$76	$126

Net Income

Net income increased by $54 million, or 43%, to $180 million for the year ended December 31, 2006 from $126 million in the comparable 2005 period.

The increase in net income was primarily due to lower amortization of DAC and VOBA, as more fully described below, of $35 million, net of income tax, and lower expenses due to a decline in business activity of $19 million, net of income tax.

A decrease in interest credited to policyholder account balances of $31 million, net of income tax, resulting from the revaluation of the policyholder balances through the application of the purchase method of accounting also increased net income.

Net income was also impacted by higher universal life and investment-type product policy fees and other revenues of $22 million, net of income tax, largely due to favorable market conditions.

There were favorable underwriting results of $18 million, net of income tax. These favorable results are primarily due to a reduction of reserves related to the excess mortality liability on a specific block of life insurance policies which lapsed or otherwise changed of $12 million, net of income tax. Additionally, there were favorable reserve refinements in structured settlement products of $7 million, net of income tax. Also, there were net unfavorable underwriting results due to adjustments of the excess mortality reserve related to a group of policies of $18 million, net of income tax, and $17 million, net of income tax, in the current and prior periods, respectively, resulting in a net impact of $1 million, net of income tax, as described below.

Additionally, partially offsetting the increase in net income were higher net investment losses of $27 million, net of income tax, primarily attributable to losses on fixed maturity security sales resulting principally from portfolio repositioning in a rising interest rate environment subsequent to the Acquisition, as well as losses from the mark-to-market on derivatives.

Net income decreased due to a change in policy for the capitalization of DAC, subsequent to the Acquisition, of $25 million, net of income tax.

Net income also decreased due to lower net investment income of $19 million, net of income tax, primarily due to lower reinvestment yields and the increased amortization of premiums on fixed maturity securities resulting from the application of the purchase method of accounting and a decrease in income from other limited partnership interests.

Income tax expense for the year ended December 31, 2006 was $74 million, or 29% of income before provision for income tax, compared with $47 million, or 27%, for the comparable 2005 period. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of tax exempt investment income.

Total Revenues

Total revenues, excluding net investment gains (losses), increased by $10 million to $914 million for the year ended December 31, 2006 from $904 million in the comparable 2005 period.

Premiums increased by $6 million primarily due to higher sales of immediate annuities. The increase in premiums is essentially offset by an increase in future policyholder benefits and claims.

Universal life and investment-type product policy fees for universal life and variable annuity products increased by $29 million, or 6%. This increase was primarily driven by improved market performance.

Net investment income decreased by $29 million, or 7%. Management attributes $3 million of the decrease to a decline in the average asset base and $26 million to a decline in yields. Fixed maturity securities contributed $26 million of the decrease primarily due to lower reinvestment yields and the increased amortization of premiums resulting from the application of purchase accounting. Additionally, there was a decrease of $6 million in income from other limited partnership interests associated with lower sales of underlying investments during the 2006 period as compared with the 2005 period. These decreases in net investment income were partially offset by an increase of $3 million due to various other investment categories.

Other revenues increased by $4 million, primarily due to higher fees in the annuity product segment.

Total Expenses

Total expenses decreased by $113 million, or 16%, to $577 million for the year ended December 31, 2006 from $690 million in the comparable 2005 period.

Policyholder benefits and claims decreased by $22 million, or 16%, primarily due to favorable underwriting results in the life products which includes a reduction of reserves related to the excess mortality liability on a specific block of life insurance policies which lapsed or otherwise changed of $19 million. Additionally, there were favorable reserve refinements in structured settlement products of $11 million. Also, in connection with the Acquisition, a review was performed of underwriting criteria. As a result of these reviews and actuarial analyses, and to be consistent with MetLife’s existing reserving methodologies, the Company established an excess mortality reserve on the specific group of policies written subsequent to the Acquisition, and reserves were adjusted for this group of policies by $28 million and $26 million in the current and prior periods, respectively, resulting in a net increase in future policyholder benefits of $2 million in 2006 over the 2005 comparable period. In addition, there was an increase in future policyholder benefits of $6 million associated with the premium increase discussed above.

Interest credited to policyholder account balances decreased by $48 million, or 24%, primarily attributable to lower interest credited in universal life and annuity products. This decrease resulted from the revaluation of the policyholder balances through the application of the purchase method of accounting.

Other expenses decreased by $43 million, or 12%, primarily due to lower amortization of DAC and VOBA of $53 million driven by higher net investment losses, as well as a decline in capitalization of DAC, and the resulting amortization, subsequent to the Acquisition. Also contributing to the decrease were lower expenses of $29 million, primarily due to a decline in business activity. The DAC capitalization decrease of $251 million was due to a decline in deferrable expenses of approximately $212 million, principally commissions, and $39 million of a decrease which was attributable to a change in the Company’s DAC capitalization policy subsequent to the Acquisition. The decline in deferrable expenses of $212 million was offset by the decrease in DAC capitalization resulting in no impact to other expenses.

Subsequent Event

On January 17, 2007, Leland C. Launer, Jr. ceased serving as a director of MetLife Life and Annuity Company of Connecticut. On February 12, 2007, MetLife Life and Annuity Company of Connecticut’s Board of Directors elected William J. Mullaney as a director.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $46 million and $15 million at December 31, 2006 and 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $60 million and $20 million at December 31, 2006 and 2005, respectively. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities

The Company commits to lend funds under bank credit facilities. The amount of these unfunded commitments was $24 million at December 31, 2006. The Company did not have any unfunded commitments related to bank credit facilities at December 31, 2005. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

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

The Company’s recorded liability at December 31, 2006 and 2005 for indemnities, guarantees and commitments is insignificant.

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assets and liabilities held for insolvency assessments are as follows:

	SUCCESSOR
	December 31,
	2006	2005
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$1	$1
Premium tax offsets currently available for paid assessments	—	1

	$1	$2

Liability:
Insolvency assessments	$1	$1

Assessments levied against the Company were less than $1 million for the year ended December 31, 2006, the six months ended December 31, 2005 and June 30, 2005 and the year ended December 31, 2004.

Effects of Inflation

The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

Adoption of New Accounting Pronouncements

Derivative Financial Instruments

The Company has adopted guidance relating to derivative financial instruments as follows:

•	Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155:

(i)	clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133;

(ii)	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

(iii)	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

(iv)	amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest.

The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

•	Effective October 1, 2006, the Company adopted SFAS 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“Issue B40”). Issue B40 clarifies that a securitized interest in prepayable financial assets is not subject to the conditions in paragraph 13(b) of SFAS 133, if it meets both of the following criteria: (i) the right to accelerate the settlement if the securitized interest cannot be controlled by the investor; and (ii) the securitized interest itself does not contain an embedded derivative (including an interest rate-related derivative) for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The adoption of Issue B40 did not have a material impact on the Company’s consolidated financial statements.

•	Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“Issue B38”) and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company’s consolidated financial statements.

Other Pronouncements

Effective November 15, 2006, the Company adopted SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s consolidated financial statements.

Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position (“FSP”) No. FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s consolidated financial statements, and has provided the required disclosures.

Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies (“EITF 03-16”). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2004, the Company adopted Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”), as interpreted by a Technical Practice Aid (“TPA”) issued by the American Institute of Certified Public Accountants (“AICPA”) and FSP No. FAS 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation.

The following summarizes the more significant aspects of the Company’s adoption of SOP 03-1 prior to the Acquisition, effective January 1, 2004:

Separate Account Presentation.  SOP 03-1 requires separate account products to meet certain criteria in order to be treated as separate account products. For products not meeting the specified criteria, these assets and liabilities are included in the reporting entity’s general account.

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

Liabilities for Universal Life and Variable Universal Life Contracts.  SOP 03-1 requires that a liability, in addition to the account balance, be established for certain insurance benefit features provided under universal life and variable universal life products if the amounts assessed against the contractholder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

The Company’s universal life and variable universal life products were reviewed to determine whether an additional liability is required under SOP 03-1. The Company determined that SOP 03-1 applied to some of its universal life and variable universal life contracts with these features and established an additional liability of less than $1 million.

Sales Inducements to Contractholders.  In accordance with SOP 03-1, the Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. These inducements relate to bonuses on certain products offered by the Company.

Future Adoption of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133 which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures in the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based upon the Company’s evaluation work completed to date, the Company expects to recognize a reduction to the January 1, 2007 balance of retained earnings of less than $1 million.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. The Company does not expect SFAS 156 to have a material impact on the Company’s consolidated financial statements.

In September 2005, the AICPA issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. It is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

In addition, in February 2007 related TPAs were issued by the AICPA to provide further clarification of SOP 05-1. The TPAs are effective concurrently with the adoption of the SOP. Based on the Company’s interpretation of SOP 05-1 and related TPAs, the adoption of SOP 05-1 is not expected to have a material impact on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company must effectively manage, measure and monitor the market risk associated with its invested assets and interest rate sensitive insurance contracts. MetLife has developed an integrated process for managing its risks and those of its subsidiaries, including the Company (MetLife and its subsidiaries, including the Company, collectively, the “MetLife Companies”), which it conducts through its Corporate Risk Management Department, Asset/Liability Management Committees (“ALM Committees”) and additional specialists at the business segment level. MetLife has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

MetLife regularly analyzes the MetLife Companies’ exposure to interest rate, equity market and foreign currency exchange risk. As a result of that analysis, MetLife has determined that the fair value of the Company’s interest rate sensitive invested assets is materially exposed to changes in interest rates. The equity and foreign currency portfolios do not expose the Company to material market risk (as described below).

MetLife generally uses option adjusted duration to manage interest rate risk and the methods and assumptions used are generally consistent with those used by the Company in 2005. MetLife analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. MetLife uses a variety of strategies to manage interest rate, equity market, and foreign currency exchange risk, including the use of derivative instruments.

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, equity market prices and foreign currency exchange rates.

Interest Rates.  The Company’s exposure to interest rate changes results from its significant holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term treasury rates. The interest rate sensitive liabilities for purposes of this disclosure include annuities which have the same type of interest rate exposure (medium- and long-term treasury rates) as fixed maturity securities. MetLife employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. Asset/liability management strategies include the use of derivatives, the purchase of securities structured to protect against prepayments, prepayment restrictions and related fees on mortgage loans and consistent monitoring of the pricing of its products in order to better match the duration of the assets and the liabilities they support.

Equity Market Prices.  The Company’s investments in equity securities expose it to changes in equity prices, as do certain liabilities that involve long-term guarantees on equity performance. MetLife manages this risk on an integrated basis with other risks through its asset/liability management strategies. MetLife also manages equity market price risk through industry and issuer diversification, asset allocation techniques and the use of derivatives.

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar is not significant.

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

MetLife also has a separate Corporate Risk Management Department, which is responsible for risk for the MetLife Companies and reports to MetLife’s Chief Financial Officer. The Corporate Risk Management Department’s primary responsibilities consist of:

•	implementing a board of directors-approved corporate risk framework, which outlines MetLife’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring and monitoring those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•	reporting on a periodic basis to the Governance Committee of MetLife’s board of directors and various financial and non-financial senior management committees.

Asset/Liability Management.  MetLife actively manages the MetLife Companies’ assets using an approach that balances quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of MetLife’s Portfolio Management Unit, MetLife’s Financial Management and Oversight Asset/Liability Management Unit and the MetLife Companies’ operating business segments under the supervision of the various product line specific ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios on a periodic basis, establishing investment guidelines and limits and providing oversight of the asset/liability management process. The portfolio managers and asset sector specialists, who have responsibility on a day-to-day basis for risk management of their respective investing activities, implement the goals and objectives established by the ALM Committees.

Each of MetLife’s business segments has an asset/liability officer who works with portfolio managers in the investment department to monitor investment, product pricing, hedge strategy and liability management issues. MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund the MetLife Companies’ liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.

To manage interest rate risk, MetLife performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the MetLife Companies’ securities investments and liabilities to interest rate movements. These projections involve evaluating the potential gain or loss on most of the Company’s in-force business under various increasing and decreasing interest rate environments. The New York State Department of Insurance regulations require that MetLife perform some of these analyses annually as part of MetLife’s review of the sufficiency of its regulatory reserves. For several of its legal entities, MetLife maintains segmented operating and surplus asset portfolios for the purpose of asset/liability management and the allocation of investment income to product lines. For each of MetLife’s segments, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. MetLife’s operating segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. MetLife measures relative sensitivities of the value of the MetLife Companies’ assets and liabilities to changes in key assumptions utilizing MetLife models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

Common industry metrics, such as duration and convexity, are also used to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, consideration is given to all policyholder guarantees and to how MetLife intends to set indeterminate policy elements such as interest credits or dividends. Each of MetLife’s operating asset segments has a duration constraint based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement and non-medical health products, MetLife may support such liabilities with equity investments or curve mismatch strategies.

Hedging Activities.  To reduce interest rate risk, MetLife’s risk management strategies incorporate the use of various interest rate derivatives to adjust the overall duration and cash flow profile of its invested asset portfolios to better match the duration and cash flow profile of the MetLife Companies’ liabilities. Such instruments include financial futures, financial forwards, interest rate and credit default swaps, caps, floors and options. MetLife also uses foreign currency swaps and forwards to hedge the MetLife Companies’ foreign currency denominated fixed income investments. Prior to the Acquisition, MetLife initiated a hedging strategy for certain equity price risks within its liabilities using equity futures and options, which has been applied to the Company.

Risk Measurement: Sensitivity Analysis

MetLife measures market risk related to the MetLife Companies’ holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. MetLife believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, MetLife used market rates at December 31, 2006 to re-price the Company’s invested assets and other financial instruments. The sensitivity analysis separately calculated each of the Company’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its non-trading invested assets and other financial instruments. The Company does not maintain a trading portfolio. The sensitivity analysis performed included the market risk sensitive holdings described above. MetLife modeled the impact of changes in market rates and prices on the fair values of the Company’s invested assets, earnings and cash flows as follows:

Fair Values.  MetLife bases the potential change in fair values on an immediate change (increase or decrease) in:

•	the net present values of the Company’s interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the market value of the Company’s equity positions due to a 10% change (increase or decrease) in equity prices; and

•	the U.S. dollar equivalent balances of the Company’s currency exposures due to a 10% change (increase or decrease) in currency exchange rates.

Earnings and Cash Flows.  MetLife calculates the potential change in earnings and cash flows on the change in the Company’s earnings and cash flows over a one-year period based on an immediate 10% change (increase or decrease) in interest rates and equity prices. The following factors were incorporated into the earnings and sensitivity analyses:

•	the reinvestment of fixed maturity securities;

•	the reinvestment of payments and prepayments of principal related to mortgage-backed securities;

•	the re-estimation of prepayment rates on mortgage-backed securities for each 10% change (increase or decrease) in interest rates; and

•	the expected turnover (sales) of fixed maturity and equity securities, including the reinvestment of the resulting proceeds.

The sensitivity analysis is an estimate and should not be viewed as predictive of the Company’s future financial performance. The Company cannot assure that its actual losses in any particular year will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;

•	for derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes other significant real estate holdings and liabilities pursuant to insurance contracts; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the year.

Accordingly, MetLife uses such models as tools and not substitutes for the experience and judgment of its corporate risk and asset/liability management personnel. Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, MetLife has determined that such a change could have a material adverse effect on the fair value of the Company’s interest rate sensitive invested assets. The equity and foreign currency portfolios do not expose the Company to material market risk.

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at December 31, 2006. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at December 31, 2006 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s non-trading portfolio was:

SUCCESSOR
December 31, 2006
(In millions)

Interest rate risk	$130
Equity price risk	$30
Foreign currency exchange rate risk	$3

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments by type of asset or liability:

	SUCCESSOR
	December 31, 2006
			Assuming a 10%
	Notional	Estimated	increase in the
	Amount	Fair Value	Yield Curve
	(In millions)

Assets
Fixed maturity securities		$5,889	$(143)
Equity securities		$57	—
Mortgage loans on real estate		$289	(5)
Policy loans		$55	(1)
Short-term investments		$95	—
Cash and cash equivalents		$230	—
Mortgage loan commitments	$60	$—	—
Commitments to fund bank credit facilities	$24	$—	—

Total assets			$(149)

Liabilities
Policyholder account balances		$2,457	$36
Payables for collateral under derivative transactions		$102	—

Total liabilities			$36

Other
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$911	$234	$(10)
Financial futures	$26	$—	(1)
Foreign currency swaps	$32	$(8)	—
Foreign currency forwards	$4	$—	—
Options	$—	$48	(6)
Financial forwards	$—	$(1)	—
Credit default swaps	$4	$—	—

Total other			(17)

Net change			$(130)

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Reports of Independent Registered Public Accounting Firm	F-1
Financial Statements as of December 31, 2006 (SUCCESSOR) and 2005 (SUCCESSOR) and for the year ended December 31, 2006 (SUCCESSOR) and for the six months ended December 31, 2005 (SUCCESSOR) and June 30, 2005 (PREDECESSOR) and for the year ended December 31, 2004 (PREDECESSOR):

Consolidated Balance Sheets	F-4
Consolidated Statements of Income	F-5
Consolidated Statements of Stockholder’s Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedules as of December 31, 2006 (SUCCESSOR) and 2005 (SUCCESSOR) and for the year ended December 31, 2006 (SUCCESSOR) and for the six months ended December 31, 2005 (SUCCESSOR) and June 30, 2005 (PREDECESSOR) and for the year ended December 31, 2004 (PREDECESSOR):

Schedule I — Consolidated Summary of Investments — Other Than Investments in Related Parties	F-58
Schedule III — Consolidated Supplementary Insurance Information	F-59
Schedule IV — Consolidated Reinsurance	F-61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
MetLife Life and Annuity Company of Connecticut:

We have audited the accompanying consolidated balance sheets of MetLife Life and Annuity Company of Connecticut and its subsidiary (the “Company”) (formerly known as “The Travelers Life and Annuity Company”) as of December 31, 2006 and 2005 (SUCCESSOR), and the related consolidated statements of income, stockholder’s equity, and cash flows for the year ended December 31, 2006 (SUCCESSOR) and the six months ended December 31, 2005 (SUCCESSOR) and June 30, 2005 (PREDECESSOR). Our audits also included the financial statement schedules as of December 31, 2006 and 2005 (SUCCESSOR), and for the year ended December 31, 2006 (SUCCESSOR) and the six months ended December 31, 2005 (SUCCESSOR) and June 30, 2005 (PREDECESSOR), listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits. The consolidated financial statements and financial statement schedules of the Company for the year ended December 31, 2004 (PREDECESSOR) were audited by other auditors whose report, dated March 28, 2005, expressed an unqualified opinion.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife Life and Annuity Company of Connecticut and its subsidiary as of December 31, 2006 and 2005 (SUCCESSOR), and the results of their operations and their cash flows for the year ended December 31, 2006 (SUCCESSOR) and the six months ended December 31, 2005 (SUCCESSOR), and June 30, 2005 (PREDECESSOR), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company was acquired by MetLife, Inc. on July 1, 2005. As required by the U.S. Securities and Exchange Commission Staff Accounting Bulletin Topic 5-J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the purchase method of accounting was applied to the assets and liabilities of the Company, and such assets and liabilities were measured at their fair values as of the acquisition date in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations. The accompanying consolidated financial statements for periods subsequent and prior to the acquisition date are labeled “SUCCESSOR” and “PREDECESSOR,” respectively.

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
MetLife Life and Annuity Company of Connecticut:

We have audited the accompanying statements of income, stockholder’s equity, and cash flows of MetLife Life and Annuity Company of Connecticut (formerly, The Travelers Life and Annuity Company) for the year ended December 31, 2004 (PREDECESSOR). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations, stockholder’s equity and cash flows of MetLife Life and Annuity Company of Connecticut for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP
KPMG LLP
Hartford, Connecticut
March 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
MetLife Life and Annuity Company of Connecticut:

Under date of March 28, 2005, we reported on the statements of income, stockholder’s equity and cash flows of MetLife Life and Annuity Company of Connecticut (formerly, The Travelers Life and Annuity Company) for the year ended December 31, 2004 (PREDECESSOR) , which are included in the Form 10-K. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP
KPMG LLP
Hartford, Connecticut
March 28, 2005

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

(In millions, except share and per share data)

	SUCCESSOR
	2006	2005

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $5,967 and $6,158, respectively)	$5,889	$6,055
Equity securities available-for-sale, at estimated fair value (cost: $56 and $4, respectively)	57	4
Mortgage loans on real estate	295	258
Policy loans	55	37
Real estate joint ventures held-for-investment	2	—
Other limited partnership interests	68	73
Short-term investments	95	57
Other invested assets	341	333

Total investments	6,802	6,817
Cash and cash equivalents	230	233
Accrued investment income	68	69
Premiums and other receivables	289	201
Deferred policy acquisition costs and value of business acquired	1,712	1,777
Current income tax recoverable	19	20
Deferred income tax assets	8	90
Goodwill	239	243
Other assets	25	22
Separate account assets	12,246	12,179

Total assets	$21,638	$21,651

Liabilities and Stockholder’s Equity
Liabilities:
Future policy benefits	$1,782	$1,740
Policyholder account balances	5,377	5,688
Other policyholder funds	79	68
Payables for collateral under derivative transactions	102	108
Other liabilities	119	132
Separate account liabilities	12,246	12,179

Total liabilities	19,705	19,915

Contingencies, Commitments and Guarantees (Note 10)
Stockholder’s Equity:
Common stock, par value $100 per share; 100,000 shares authorized, 30,000 shares issued and outstanding	3	3
Additional paid-in capital	1,730	1,725
Retained earnings	230	50
Accumulated other comprehensive income (loss)	(30)	(42)

Total stockholder’s equity	1,933	1,736

Total liabilities and stockholder’s equity	$21,638	$21,651

See accompanying notes to consolidated financial statements.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
THE SIX MONTHS ENDED DECEMBER 31, 2005 AND JUNE 30, 2005
AND THE YEAR ENDED DECEMBER 31, 2004

(In millions)

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004

Revenues
Premiums	$43	$17	$20	$40
Universal life and investment-type product policy fees	483	233	221	371
Net investment income	361	167	223	389
Other revenues	27	11	12	19
Net investment gains (losses)	(83)	(35)	(6)	17

Total revenues	831	393	470	836

Expenses
Policyholder benefits and claims	117	90	49	85
Interest credited to policyholder account balances	154	76	126	241
Other expenses	306	165	184	303

Total expenses	577	331	359	629

Income before provision for income tax	254	62	111	207
Provision for income tax	74	12	35	49

Net income	$180	$50	$76	$158

See accompanying notes to consolidated financial statements.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
THE SIX MONTHS ENDED DECEMBER 31, 2005 AND JUNE 30, 2005
AND THE YEAR ENDED DECEMBER 31, 2004

(In millions)

				Accumulated Other
				Comprehensive
				Income (Loss)
		Additional		Net Unrealized
	Common	Paid-in	Retained	Investment
	Stock	Capital	Earnings	Gains (Losses)	Total
Balance at January 1, 2004 (PREDECESSOR)	$3	$417	$764	$215	$1,399
Capital contributed by parent		400			400
Comprehensive income (loss):
Net income			158		158
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(5)	(5)
Unrealized investment gains (losses), net of related offsets and income tax				9	9

Other comprehensive income (loss)					4

Comprehensive income (loss)					162

Balance at December 31, 2004 (PREDECESSOR)	3	817	922	219	1,961
Comprehensive income (loss):
Net income			76		76
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(2)	(2)
Unrealized investment gains (losses), net of related offsets and income tax				(5)	(5)

Other comprehensive income (loss)					(7)

Comprehensive income (loss)					69
Assumption of liabilities by parent		4			4

Balance at June 30, 2005 (PREDECESSOR)	3	821	998	212	2,034
Effect of push down accounting of MetLife, Inc.’s purchase price on MetLife Life and Annuity Company of Connecticut’s net assets acquired (see Note 2)		1,112	(998)	(212)	(98)

Balance at July 1, 2005 (SUCCESSOR)	3	1,933	—	—	1,936
Comprehensive income (loss):
Revisions of purchase price pushed down to MetLife Life and Annuity Company of Connecticut’s net assets acquired (See Note 2)		(208)			(208)
Net income			50		50
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets and income tax				(42)	(42)

Other comprehensive income (loss)					(42)

Comprehensive income (loss)					8

Balance at December 31, 2005 (SUCCESSOR)	3	1,725	50	(42)	1,736
Revisions of purchase price pushed down to MetLife Life and Annuity Company of Connecticut’s net assets acquired (See Note 2)		5			5
Comprehensive income (loss):
Net income			180		180
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets and income tax				12	12

Other comprehensive income (loss)					12

Comprehensive income (loss)					192

Balance at December 31, 2006 (SUCCESSOR)	$3	$1,730	$230	$(30)	$1,933

See accompanying notes to consolidated financial statements.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
THE SIX MONTHS ENDED DECEMBER 31, 2005 AND JUNE 30, 2005
AND THE YEAR ENDED DECEMBER 31, 2004

(In millions)

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004

Cash flows from operating activities
Net income	$180	$50	$76	$158
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	1	12	(8)	(18)
(Gains) losses from sales of investments, net	83	35	6	(17)
Equity earnings of real estate joint ventures and other limited partnership interests	(6)	—	—	—
Interest credited to policyholder account balances	154	76	126	241
Universal life and investment-type product policy fees	(483)	(233)	(221)	(371)
Change in accrued investment income	1	11	(4)	(7)
Change in premiums and other receivables	(83)	(81)	2	—
Change in deferred policy acquisition costs, net	53	(56)	(90)	(243)
Change in insurance-related liabilities	17	49	(15)	(49)
Change in income tax payable	74	(25)	(242)	227
Change in other assets	191	90	49	72
Change in other liabilities	(44)	54	(75)	(17)
Other, net	(1)	(1)	34	(21)

Net cash provided by (used in) operating activities	137	(19)	(362)	(45)

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	2,935	3,484	521	1,305
Equity securities	8	30	8	19
Mortgage loans on real estate	44	37	18	59
Real estate and real estate joint ventures	1	—	17	9
Other limited partnership interests	24	17	18	23
Purchases of:
Fixed maturity securities	(2,863)	(3,557)	(448)	(2,156)
Equity securities	(8)	—	(1)	(30)
Mortgage loans on real estate	(81)	(20)	(75)	(136)
Real estate and real estate joint ventures	(2)	—	—	—
Other limited partnership interests	(17)	(11)	(41)	(89)
Net change in policy loans	(17)	(2)	(4)	(5)
Net change in short-term investments	(37)	131	135	(225)
Net change in other invested assets	30	20	16	43
Other, net	—	—	2	(1)

Net cash (used in) provided by investing activities	17	129	166	(1,184)

Cash flows from financing activities
Policyholder account balances:
Deposits	551	343	476	1,023
Withdrawals	(684)	(290)	(181)	(178)
Net change in payables for collateral under derivative transactions	(6)	(2)	(98)	(16)
Financing element of certain derivative instruments	(18)	(13)	—	—
Capital contribution from parent	—	—	—	400

Net cash (used in) provided by financing activities	(157)	38	197	1,229

Change in cash and cash equivalents	(3)	148	1	—
Cash and cash equivalents, beginning of period	233	85	1	1

Cash and cash equivalents, end of period	$230	$233	$2	$1

Supplemental disclosures of cash flow information:
Income tax paid (received)	$—	$37	$277	$(179)

Non-cash transactions during the period:
Assumption of liabilities by MetLife Insurance Company of Connecticut	$—	$—	$4	$—

Contribution of goodwill from MetLife, Inc.	$(4)	$—	$—	$—

See Note 2 for purchase accounting adjustments.

See accompanying notes to consolidated financial statements.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

“MLAC” or the “Company” refers to MetLife Life and Annuity Company of Connecticut (formerly, The Travelers Life and Annuity Company), a Connecticut corporation incorporated in 1973, and its subsidiary. MLAC is a wholly-owned subsidiary of MetLife Insurance Company of Connecticut (“MICC,” formerly The Travelers Insurance Company). MICC is a subsidiary of MetLife, Inc. (“MetLife”). The Company’s core offerings include universal and variable life insurance, fixed and variable deferred annuities, structured settlements and payout annuities.

On July 1, 2005 (“Acquisition Date”), the Company became a subsidiary of MetLife. The Company and its parent, including substantially all of Citigroup Inc’s (“Citigroup”) international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries (“Primerica”) (collectively, “Travelers”), were acquired by MetLife from Citigroup (the “Acquisition”) for $12.1 billion. See Note 2 for further information on the Acquisition.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of i) the Company and its subsidiary and ii) partnerships and joint ventures in which the Company has control. Assets, liabilities, revenues and expenses of the Company’s general account for 2005 and 2004 include amounts related to certain separate accounts previously reported in separate account assets and liabilities. See “Adoption of New Accounting Pronouncements.” Intercompany accounts and transactions have been eliminated.

The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint ventures and partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures and partnership’s operations.

Certain amounts in the prior year periods’ consolidated financial statements have been reclassified to conform with the 2006 presentation.

Summary of Significant Accounting Policies and Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

(i)	the fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investments;

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iv)	the application of the consolidation rules to certain investments;

(v)	fair value of and accounting for derivatives;

(vi)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(vii)	the measurement of goodwill and related impairment, if any;

(viii)	the liability for future policyholder benefits;

(ix)	accounting for income taxes and the valuation of deferred income tax assets;

(x)	accounting for reinsurance transactions; and

(xi)	the liability for litigation and regulatory matters.

A description of such critical estimates is incorporated within the discussion of the related accounting policies which follow. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Investments

The Company’s principal investments are in fixed maturity and equity securities, policy loans, mortgage loans on real estate, real estate joint ventures and other limited partnership interests, short-term investments and other invested assets. The accounting policies related to each are as follows:

Fixed Maturity and Equity Securities.  The Company’s fixed maturity and equity securities are classified as available-for-sale, and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income or loss, net of policyholder related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales of securities are determined on a specific identification basis.

Interest income on fixed maturity securities is recorded when earned using an effective yield method giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. These dividends and interest income are recorded as part of net investment income.

Included within fixed maturity securities are loan-backed securities including mortgage-backed and asset-backed securities. Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and asset-backed securities are obtained from broker-dealer survey values or internal estimates. For credit-sensitive mortgage-backed and asset-backed securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and asset-backed securities, the effective yield is recalculated on a retrospective basis.

The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within net investment gains (losses) and the cost basis of the fixed maturity and equity securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost (See also Note 3); (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Mortgage Loans on Real Estate.  Mortgage loans on real estate are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income. Loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Valuation allowances are established for the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. The Company also establishes allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as mortgage loans based on similar property types or loan to value risk factors. A loss contingency exists when the likelihood that a future event will occur is probable based on past events. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 60 days past due and/or where the collection of interest is not considered probable. Cash receipts on such impaired loans are recorded as a reduction of the recorded investment. Gains and losses from the sale of loans and changes in valuation allowances are reported in net investment gains (losses).

Policy Loans.  Policy loans are stated at unpaid principal balances. Interest income on such loans is recorded as earned using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy’s anniversary date.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Joint Ventures and Other Limited Partnership Interests.  The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest, or more than a minor influence over the joint ventures and partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures and the partnership’s operations. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in real estate joint ventures and limited partnerships for impairments. For its cost method investments it follows an impairment analysis which is similar to the process followed for its fixed maturity and equity securities as described previously. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an other-than-temporary impairment is deemed to have occurred, the Company records a realized capital loss within net investment gains (losses) to record the investment at its fair value.

Prior to the Acquisition, the Company used the equity method of accounting for all real estate joint ventures and other limited partnership interests in which it had an ownership interest but did not control, including those in which it had a minor equity investment or virtually no influence over operations.

Short-term Investments.  Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value.

Other Invested Assets.  Other invested assets consist primarily of stand-alone derivatives with positive fair values.

Estimates and Uncertainties.  The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the recognition of impairments, the recognition of income on certain investments; and the determination of fair values.

The determination of the amount of allowances and impairments, as applicable, are described above by investment type. The determination of such allowances and impairments is highly subjective and is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.

The recognition of income on certain investments (e.g. loan-backed securities including mortgage-backed and asset-backed securities, certain investment transactions, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

The fair values of publicly held fixed maturity securities and publicly held equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturity securities fair values are estimated using present value or valuation techniques. The determination of fair values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate,

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

Additionally, when the Company enters into certain real estate joint ventures and other limited partnerships for which the Company may be deemed to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, it may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party.

The use of different methodologies and assumptions as to the timing and amount of impairments, recognition of income and the determination of the fair value of investments may have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, or other financial indices. Derivatives may be exchange traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage the risk associated with variability in cash flows or changes in fair values related to the Company’s financial instruments. To a lesser extent, the Company uses credit derivatives to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

Freestanding derivatives are carried on the Company’s consolidated balance sheet either as assets within other invested assets or as liabilities within other liabilities at fair value as determined by quoted market prices or through the use of pricing models. The determination of fair value, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, market volatility, and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models. Such assumptions include estimates of volatility, interest rates, foreign currency exchange rates, other financial indices and credit ratings. Essential to the analysis of the fair value is a risk of counterparty default. The use of different assumptions may have a material effect on the estimated derivative fair value amounts as well as the amount of reported net income.

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended changes in the fair value of the derivative are reported in net investment gains (losses). The fluctuations in fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either: (i) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship. Assessments and measurement of hedge effectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.

The accounting for derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under these accounting standards. If it was determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported.

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

Under a cash flow hedge, changes in the fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the fair value of the hedging instrument measured as ineffectiveness are reported within net investment gains (losses). The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item.

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the fair value or cash flows of a hedged item, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in net investment gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under SFAS 133. If the instrument would not be accounted for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried on the consolidated balance sheet at fair value with the host contract and changes in their fair value are reported currently in net investment gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value, with changes in fair value recognized in the current period in net investment gains (losses). Additionally, the Company may elect to carry an entire contract on the balance sheet at fair value, with changes in fair value recognized in the current period in net investment gains (losses) if that contract contains an embedded derivative that requires bifurcation. There is a risk that embedded derivatives requiring bifurcation may not be identified and reported at fair value in the consolidated financial statements and that their related changes in fair value could materially affect reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issue expenses. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

DAC related to internally replaced contracts are generally expensed at the date of replacement.

DAC and VOBA on life insurance or investment-type contracts are amortized in proportion to gross premiums or gross profits, depending on the type of contract as described below.

The Company amortizes DAC and VOBA related to non-participating traditional contracts (term insurance and non-participating whole life insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, persistency, and investment returns at policy

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance, or policy acquisition as it relates to VOBA, that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC and VOBA related to fixed and variable universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes.

The Company also reviews periodically other long-term assumptions underlying the projections of estimated gross profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross profits which may have significantly changed. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.

Sales Inducements

The Company has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using a market multiple and discounted cash flow model. The critical estimates necessary in determining fair value are projected earnings, comparative market multiples and the discount rate.

Liability for Future Policy Benefits and Policyholder Account Balances

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance and traditional annuities. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. Utilizing these assumptions, liabilities are established on a block of business basis.

Future policy benefit liabilities for non-participating traditional life insurance policies are equal to the aggregate of the present value of future benefit payments and related expenses less the present value of future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. The interest rates for future policy benefit liabilities on non-participating traditional life insurance is 4%.

Future policy benefit liabilities for individual annuities after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3% to 6%.

The Company establishes future policy benefit liabilities for minimum death benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies as follows:

•	Annuity guaranteed death benefit (“GMDB”) liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the Standard & Poor’s 500 Index (“S&P”). The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

•	Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used in estimating the secondary and paid up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical S&P experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

The Company establishes policyholder account balances (“PAB”) for guaranteed minimum benefit riders relating to certain variable annuity products as follows:

•	Guaranteed minimum withdrawal benefit riders (“GMWB”) guarantee the contractholder a return of their purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that the contractholder’s cumulative withdrawals in a contract year do not exceed a certain limit. The initial guaranteed withdrawal amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMWB is an embedded derivative, which is measured at fair value separately from the host variable annuity product.

•	Guaranteed minimum accumulation benefit riders (“GMAB”) provide the contractholder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments even if the account value is reduced to zero. The initial guaranteed accumulation amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMAB is also an embedded derivative, which is measured at fair value separately from the host variable annuity product.

•	For both GMWB and GMAB, the initial benefit base is increased by additional purchase payments made within a certain time period and decreases by benefits paid and/or withdrawal amounts. After a specified period of time, the benefit base may also increase as a result of an optional reset as defined in the contract.

•	The fair values of the GMWB and GMAB riders are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. In measuring the fair value of GMWBs and GMABs, the Company attributes a portion of the fees collected from the policyholder equal to the present value of expected future guaranteed minimum withdrawal and accumulation benefits (at inception). The changes in fair value are reported in net investment gains (losses). Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees. These riders may be more costly than expected in volatile or declining markets, causing an increase to liabilities for future policy benefits, negatively affecting net income.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with actual experience. Differences between actual experience and the assumptions used in pricing these policies, guarantees and riders and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

PABs relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase. PABs are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 0.5% to 12% less expenses, mortality charges, and withdrawals; and (iii) fair value purchase accounting adjustments relating to the Acquisition.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Policyholder Funds

Other policyholder funds include policy and contract claims and unearned revenue liabilities.

The liability for policy and contract claims generally relates to incurred but not reported claims as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

The unearned revenue liability relates to universal life-type and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized using the product’s estimated gross profits similar to DAC. Such amortization is recorded in universal life and investment-type product policy fees.

Recognition of Insurance Revenue and Related Benefits

Premiums related to traditional life and annuity policies with life contingencies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided against such revenues to recognize profits over the estimated lives of the policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into operations in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.

Deposits related to universal life-type and investment-type products are credited to PABs. Revenues from such contracts consist of amounts assessed against PABs for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Amounts that are charged to operations include interest credited and benefit claims incurred in excess of related PABs.

Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.

Other Revenues

Other revenues include advisory fees, broker-dealer commissions and fees and administrative service fees. Such fees and commissions are recognized in the period in which services are performed.

Income Taxes

The Company files a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.

Deferred income tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

For U.S. federal income tax purposes, an election in 2005 under Internal Revenue Code Section 338 was made by the Company’s ultimate parent, MetLife. As a result of this election, the tax basis in the acquired assets and

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities was adjusted as of the acquisition date and the related deferred income tax asset established for the taxable difference from the book basis.

The realization of deferred income tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)  future taxable income exclusive of reversing temporary differences and carryforwards;

(ii) future reversals of existing taxable temporary differences;

(iii) taxable income in prior carryback years; and

(iv) tax planning strategies.

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities or when estimates used in determining valuation allowances on deferred income tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax.

Reinsurance

The Company enters into reinsurance transactions as a purchaser of reinsurance for its insurance products.

For each of its reinsurance contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid, and the liabilities ceded related to the underlying contracts is considered the net cost of reinsurance at the inception of the contract. The net cost of reinsurance is recorded as an adjustment to DAC and recognized as a component of other expenses on a basis consistent with the way the acquisition costs on the underlying reinsured contracts would be recognized. Subsequent amounts paid on the reinsurance of in-force blocks, as well as amounts paid related to new business are recorded as ceded premiums and ceded future policy benefit liabilities are established.

The assumptions used to account for long-duration reinsurance contracts are consistent with those used for the underlying contracts. Ceded policyholder and contract related liabilities, other than those currently due, are reported gross on the balance sheet.

Amounts currently recoverable under reinsurance contracts are included in premiums and other receivables and amounts currently payable are included in other liabilities. Such assets and liabilities relating to reinsurance

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance contract.

Premiums, fees and policyholder benefits and claims are net of reinsurance ceded.

If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract as a deposit, net of related expenses. Deposits received are included in other liabilities and deposits made are included within other assets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenue or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenue or other expenses, as appropriate.

Amounts received from reinsurers for policy administration are reported in other revenues.

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

Separate Accounts

Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if: (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder.

The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income.

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses.

Litigation Contingencies

The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of New Accounting Pronouncements

Derivative Financial Instruments

The Company has adopted guidance relating to derivative financial instruments as follows:

•	Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155:

(i)	clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133;

(ii)	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

(iii)	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

(iv)	amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest.

The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

•	Effective October 1, 2006, the Company adopted SFAS 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“Issue B40”). Issue B40 clarifies that a securitized interest in prepayable financial assets is not subject to the conditions in paragraph 13(b) of SFAS 133, if it meets both of the following criteria: (i) the right to accelerate the settlement if the securitized interest cannot be controlled by the investor; and (ii) the securitized interest itself does not contain an embedded derivative (including an interest rate-related derivative) for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The adoption of Issue B40 did not have a material impact on the Company’s consolidated financial statements.

•	Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“Issue B38”) and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company’s consolidated financial statements.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Pronouncements

Effective November 15, 2006, the Company adopted U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s consolidated financial statements.

Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position (“FSP”) No. FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s consolidated financial statements, and has provided the required disclosures.

Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies (“EITF 03-16”). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2004, the Company adopted Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”), as interpreted by a Technical Practice Aid (“TPA”) issued by the American Institute of Certified Public Accountants (“AICPA”) and FSP No. FAS 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation.

Future Adoption of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133 which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures in the Company’s consolidated financial statements.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based upon the Company’s evaluation work completed to date, the Company expects to recognize a reduction to the January 1, 2007 balance of retained earnings of less than $1 million.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. The Company does not expect SFAS 156 to have a material impact on the Company’s consolidated financial statements.

In September 2005, the AICPA issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. It is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

In addition, in February 2007 related TPAs were issued by the AICPA to provide further clarification of SOP 05-1. The TPAs are effective concurrently with the adoption of the SOP. Based on the Company’s interpretation of SOP 05-1 and related TPAs, the adoption of SOP 05-1 is not expected to have a material impact on the Company’s financial statements.

2.	Acquisition of The Travelers Insurance Company by MetLife, Inc. from Citigroup Inc.

On the Acquisition Date, MetLife Life and Annuity Company of Connecticut, and other affiliated entities, including the Company’s parent, MetLife Insurance Company of Connecticut, and substantially all of Citigroup Inc.’s international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries, were acquired by MetLife from Citigroup for $12.1 billion. The accounting policies of the Company were conformed to those of MetLife upon the Acquisition. The total consideration paid by MetLife for the purchase consisted of $11.0 billion in cash and 22,436,617 shares of MetLife’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs.

In accordance with FASB SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition was accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair value as of the acquisition date. As required by the SEC SAB Topic 5-J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been “pushed down” to the consolidated financial statements of the Company,

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereby establishing a new basis of accounting. This new basis of accounting is referred to as the “successor basis,” while the historical basis of accounting is referred to as the “predecessor basis.” Financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled “predecessor” and “successor,” respectively.

Final Purchase Price Allocation and Goodwill

The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair values as of the acquisition date. The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005, and the resulting goodwill, as revised, are presented below.

Based upon MetLife’s method of allocating the purchase price to the entities acquired, the purchase price attributed to the Company increased by $5 million. The increase in purchase price was a result of additional consideration paid in 2006 by MetLife to Citigroup of $115 million and an increase in transaction costs of $3 million, offset by a $4 million reduction in restructuring costs for a total purchase price increase of $114 million.

The allocation of purchase price was updated as a result of the additional purchase price attributed to the Company of $5 million, an increase of $11 million in the value of the future policy benefit liabilities resulting from the finalization of the evaluation of the Travelers underwriting criteria, an increase of $6 million in other invested assets, an increase of $3 million in other assets and a decrease of $14 million in other liabilities due to the receipt of additional information, all resulting in a net impact of the aforementioned adjustments decreasing deferred income tax assets by $3 million. Goodwill decreased by $4 million as a consequence of such revisions to the purchase price and the purchase price allocation.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	SUCCESSOR
	As of July 1, 2005
	(In millions)

Total purchase price:		$12,084
Purchase price attributed to other affiliates		10,351

Purchase price attributed to the Company		1,733
Net assets acquired prior to purchase accounting adjustments	$2,034
Adjustments to reflect assets acquired at fair value:
Fixed maturity securities available-for-sale	(4)
Mortgage loans on real estate	7
Real estate and real estate joint ventures held-for-investment	(1)
Other limited partnership interests	3
Other invested assets	(4)
Premiums and other receivables	(47)
Elimination of historical deferred policy acquisition costs	(1,622)
Value of business acquired	1,676
Value of distribution agreements acquired	8
Net deferred income tax asset	258
Other assets	8
Adjustments to reflect liabilities assumed at fair value:
Future policy benefits	(303)
Policyholder account balances	(464)
Other liabilities	(55)

Net fair value of assets acquired and liabilities assumed		1,494

Goodwill resulting from the Acquisition		$239

The entire amount of goodwill is expected to be deductible for income tax purposes.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statement of Net Assets Acquired

The condensed statement of net assets acquired reflects the fair value of the Company’s net assets as follows:

SUCCESSOR
As of July 1, 2005
(In millions)

Assets:
Fixed maturity securities available-for-sale	$6,135
Equity securities available-for-sale	35
Mortgage loans on real estate	277
Policy loans	36
Other limited partnership interests	80
Short-term investments	188
Other invested assets	338

Total investments	7,089
Cash and cash equivalents	85
Accrued investment income	80
Premiums and other receivables	175
Value of business acquired	1,676
Goodwill	239
Other intangible assets	8
Deferred income tax asset	97
Other assets	9
Separate account assets	11,617

Total assets acquired	21,075

Liabilities:
Future policy benefits	1,739
Policyholder account balances	5,684
Other policyholder funds	15
Current income tax payable	37
Other liabilities	250
Separate account liabilities	11,617

Total liabilities assumed	19,342

Net assets acquired	$1,733

Other Intangible Assets

VOBA reflects the estimated fair value of in-force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in-force at the Acquisition Date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience.

The value of the other identifiable intangibles reflects the estimated fair value of the Company’s distribution agreements acquired at July 1, 2005 and will be amortized in relation to the expected economic benefits of the agreements. If actual experience under the distribution agreements differs from expectations, the amortization of these intangibles will be adjusted to reflect actual experience.

The use of discount rates was necessary to establish the fair value of VOBA, as well as the other identifiable intangible assets. In selecting the appropriate discount rates, management considered its weighted average cost of capital, as well as the weighted average cost of capital required by market participants. A discount rate of 11.5% was used to value these intangible assets.

The fair values of business acquired and distribution agreements acquired are as follows:

	SUCCESSOR	Weighted Average
	As of July 1,	Amortization
	2005	Period
	(In millions)	(In years)

Value of business acquired	$1,676	16
Value of distribution agreements acquired	8	16

Total value of intangible assets acquired, excluding goodwill	$1,684	16

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	SUCCESSOR
	December 31, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$2,542	$18	$62	$2,498	42.4%
Foreign corporate securities	892	5	21	876	14.9
U.S. Treasury/agency securities	801	2	20	783	13.3
Commercial mortgage-backed securities	736	4	6	734	12.5
Residential mortgage-backed securities	734	10	5	739	12.5
Asset-backed securities	102	—	2	100	1.7
State and political subdivision securities	91	1	6	86	1.5
Foreign government securities	69	5	1	73	1.2

Total fixed maturity securities	$5,967	$45	$123	$5,889	100.0%

Nonredeemable preferred stock	$55	$2	$1	$56	98.2%
Common stock	1	—	—	1	1.8

Total equity securities	$56	$2	$1	$57	100.0%

	SUCCESSOR
	December 31, 2005
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$2,811	$6	$70	$2,747	45.4%
Foreign corporate securities	562	4	16	550	9.1
U.S. Treasury/agency securities	793	4	6	791	13.0
Commercial mortgage-backed securities	665	3	9	659	10.9
Residential mortgage-backed securities	1,021	1	17	1,005	16.6
Asset-backed securities	147	—	2	145	2.4
State and political subdivision securities	84	—	3	81	1.3
Foreign government securities	75	3	1	77	1.3

Total fixed maturity securities	$6,158	$21	$124	$6,055	100.0%

Nonredeemable preferred stock	$3	$—	$—	$3	75.0%
Common stock	1	1	1	1	25.0

Total equity securities	$4	$1	$1	$4	100.0%

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company held foreign currency derivatives with notional amounts of $11 million and $10 million to hedge the exchange rate risk associated with foreign denominated fixed maturity securities at December 31, 2006 and 2005, respectively.

Excluding investments in U.S. Treasury securities and obligations of U.S. government corporations and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $361 million and $395 million at December 31, 2006 and 2005, respectively. These securities had a net unrealized gain (loss) of ($2) million and ($10) million at December 31, 2006 and 2005, respectively. Non-income producing fixed maturity securities were $2 million at both December 31, 2006 and 2005. Unrealized gains (losses) associated with non-income producing fixed maturity securities were $2 million and ($3) million at December 31, 2006 and 2005, respectively.

The cost or amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are shown below:

	SUCCESSOR
	December 31, 2006		December 31, 2005
	Cost or		Cost or
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In millions)

Due in one year or less	$362	$361	$347	$346
Due after one year through five years	948	931	1,192	1,171
Due after five years through ten years	1,273	1,242	1,577	1,534
Due after ten years	1,812	1,782	1,209	1,195

Subtotal	4,395	4,316	4,325	4,246
Mortgage-backed and other asset-backed securities	1,572	1,573	1,833	1,809

Total fixed maturities	$5,967	$5,889	$6,158	$6,055

Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

Sales or disposals of fixed maturity and equity securities classified as available-for-sale are as follows:

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004
	(In millions)

Proceeds	$2,503	$3,351	$212	$820
Gross investment gains	$5	$3	$9	$25
Gross investment losses	$(70)	$(54)	$(12)	$(25)

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the estimated fair values and gross unrealized loss of the Company’s fixed maturity securities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	SUCCESSOR
	December 31, 2006
			Equal to or Greater
	Less than 12 months		than 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In millions, except number of securities)

U.S. corporate securities	$1,330	$40	$500	$22	$1,830	$62
Foreign corporate securities	462	13	174	8	636	21
U.S. Treasury/agency securities	474	17	51	3	525	20
Commercial mortgage-backed securities	304	2	109	4	413	6
Residential mortgage-backed securities	307	4	59	1	366	5
Asset-backed securities	45	—	22	2	67	2
State and political subdivision securities	21	3	54	3	75	6
Foreign government securities	13	1	12	—	25	1

Total fixed maturity securities	$2,956	$80	$981	$43	$3,937	$123

Equity securities	$37	$1	$5	$—	$42	$1

Total number of securities in an unrealized loss position	772		430		1,202

All fixed maturity and equity securities in an unrealized loss position at December 31, 2005 had been in a continuous unrealized loss position for less than twelve months, as a new cost basis was established at the Acquisition Date. The number of securities in an unrealized loss position at December 31, 2005 was 1,504.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity securities and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	SUCCESSOR
	December 31, 2006
	Cost or		Gross		Number
	Amortized Cost		Unrealized Loss		of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less then six months	$2,763	$4	$66	$2	696	9
Six months or greater but less than nine months	16	—	—	—	24	—
Nine months or greater but less than twelve months	291	—	13	—	43	—
Twelve months or greater	1,029	—	43	—	430	—

Total	$4,099	$4	$122	$2	1,193	9

	SUCCESSOR
	December 31, 2005
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$4,843	$14	$119	$6	1,480	24

Total	$4,843	$14	$119	$6	1,480	24

At December 31, 2006, $122 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 3% of the cost or amortized cost of such securities. At December 31, 2005, $119 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

At December 31, 2006, $2 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 50% of the cost or amortized cost of such securities. Of such unrealized losses of $2 million, all related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2005, $6 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 43% of the cost or amortized cost of such securities. Of such unrealized losses of $6 million, all related to securities that were in an unrealized loss position for a period of less than six months.

The Company held no fixed maturity securities and equity securities with a gross unrealized loss at December 31, 2006 of greater than $10 million.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005, the Company had $124 million and $125 million, respectively, of gross unrealized loss related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	SUCCESSOR
	December 31,
	2006	2005

Sector:
U.S. corporate securities	50%	56%
Foreign corporate securities	17	13
U.S. Treasury/agency securities	16	5
Commercial mortgage-backed securities	5	7
Residential mortgage-backed securities	4	14
Other	8	5

Total	100%	100%

Industry:
Industrial	26%	21%
Finance	20	17
Government	17	5
Utility	12	5
Mortgage-backed	9	21
Consumer	2	11
Other	14	20

Total	100%	100%

As described more fully in Note 1, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the holding period, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets on Deposit

The Company had investment assets on deposit with regulatory agencies with a fair market value of $7 million and $5 million at December 31, 2006 and 2005, respectively, consisting primarily of fixed maturity and equity securities.

Mortgage Loans on Real Estate

Mortgage loans on real estate are categorized as follows:

	SUCCESSOR
	December 31,
	2006		2005
	Amount	Percent	Amount	Percent

Commercial mortgage loans	$140	47%	$123	47%
Agricultural mortgage loans	155	53	136	53

Total	295	100%	259	100%

Less: Valuation allowances	—		1

Mortgage and consumer loans	$295		$258

Mortgage loans are collateralized by properties located in the United States. At December 31, 2006, 19%, 18% and 8% of the value of the Company’s mortgage loans on real estate were located in California, New York and Maryland, respectively. Generally, the Company, as the lender, only loans up to 75% of the purchase price of the underlying real estate.

Real Estate Joint Ventures

The Company held $2 million in real estate joint ventures held-for-investment at December 31, 2006. The Company did not hold any interest in real estate joint ventures at December 31, 2005. Both accumulated depreciation on real estate joint ventures and the related depreciation expense were less than $1 million at December 31, 2006.

At December 31, 2006, 100% of the Company’s real estate joint ventures were located in New York.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income

The components of net investment income are as follows:

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004
	(In millions)

Fixed maturity securities	$314	$155	$185	$341
Equity securities	1	—	—	2
Mortgage loans on real estate	16	8	9	18
Policy loans	3	—	1	1
Real estate joint ventures	1	—	—	—
Other limited partnership interests	23	2	27	28
Cash, cash equivalents and short-term investments	14	5	4	5

Total investment income	372	170	226	395
Less: Investment expenses	11	3	3	6

Net investment income	$361	$167	$223	$389

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004
	(In millions)

Fixed maturity securities	$(69)	$(51)	$(5)	$(6)
Equity securities	—	—	2	(1)
Mortgage loans on real estate	1	(1)	—	—
Real estate and real estate joint ventures	(3)	—	—	—
Derivatives	(12)	20	(3)	21
Other	—	(3)	—	3

Net investment gains (losses)	$(83)	$(35)	$(6)	$17

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $4 million, $0, $0 and $7 million for the year ended December 31, 2006, the six months ended December 31, 2005 and June 30, 2005 and the year ended December 31, 2004, respectively.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), are as follows:

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004
	(In millions)

Fixed maturity securities	$(78)	$(103)	$319	$332
Equity securities	1	—	3	3
Derivatives	—	—	—	2
Other	(2)	(6)	4	—

Subtotal	(79)	(109)	326	337
Allocated amounts:
DAC and VOBA	33	45	—	—
Deferred income tax	16	22	(114)	(118)

Net unrealized investment gains (losses)	$(30)	$(42)	$212	$219

The changes in net unrealized investment gains (losses) are as follows:

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004
	(In millions)

Balance at end of previous of period	$(42)	$212	$219	$215
Effect of purchase accounting push down (See Note 2)	—	(212)	—	—

Balance at beginning of period	(42)	—	219	215

Unrealized investment gains (losses) during the period	30	(109)	(10)	6
Unrealized investment gains (losses) relating to:
DAC and VOBA	(12)	45	—	—
Deferred income tax	(6)	22	3	(2)

Balance at end of period	$(30)	$(42)	$212	$219

Net change in unrealized investment gains (losses)	$12	$(42)	$(7)	$4

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to variable interest entities for which the Company has concluded that it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	SUCCESSOR (Revised)
	December 31, 2005
	Not Primary Beneficiary
		Maximum
	Total	Exposure to
	Assets(1)	Loss(2)
	(In millions)
Other investments(3)	$3,450	$25

Total	$3,450	$25

(1)	The assets of the other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company’s consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss of the other limited partnerships is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3)	Other investments include investments in public and private debt and equity securities that are not asset-backed securitizations or collateralized debt obligations.

4.	Derivative Financial Instruments

Types of Derivative Financial Instruments

At the Acquisition Date, the Company’s derivative positions which previously qualified for hedge accounting were dedesignated in accordance with SFAS 133. Such derivative positions were not redesignated in hedging relationships. Accordingly, all changes in such derivative fair values for the year ended December 31, 2006 and the six months ended December 31, 2005 are recorded in net investment gains (losses).

The following table presents the notional amounts and current market or fair value of derivative financial instruments held at:

	SUCCESSOR
	December 31, 2006			December 31, 2005
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$911	$266	$32	$1,069	$202	$2
Financial futures	26	—	—	64	1	1
Foreign currency swaps	32	1	9	31	—	7
Foreign currency forwards	4	—	—	8	—	—
Options	—	53	5	—	115	3
Financial forwards	—	—	1	—	—	2
Credit default swaps	4	—	—	4	—	—

Total	$977	$320	$47	$1,176	$318	$15

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above table does not include notional values for equity futures, equity financial forwards and equity options. At December 31, 2006 and 2005, the Company owned 156 and 413 equity futures contracts, respectively. Market values of equity futures are included in financial futures in the preceding table. At December 31, 2006 and 2005, the Company owned 18,000 and 36,500 equity financial forwards, respectively. Market values of equity financial forwards are included in financial forwards in the preceding table. At December 31, 2006 and 2005, the Company owned 742,550 and 1,058,300 equity options, respectively. Market values of equity options are included in options in the preceding table.

The following table presents the notional amounts of derivative financial instruments by maturity at December 31, 2006:

	SUCCESSOR
	Remaining Life
		After One Year	After Five Years
	One Year or Less	Through Five Years	Through Ten Years	After Ten Years	Total
	(In millions)

Interest rate swaps	$167	$352	$392	$—	$911
Financial futures	26	—	—	—	26
Foreign currency swaps	—	8	24	—	32
Foreign currency forwards	4	—	—	—	4
Credit default swaps	—	1	3	—	4

Total	$197	$361	$419	$—	$977

Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date.

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

Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, and to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance. The value of interest rate futures is substantially impacted by changes in interest rates and they can be used to modify or hedge existing interest rate risk.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Equity index options are included in options in the preceding table.

The Company enters into financial forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date.

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

Credit default swaps are also used to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and usually a U.S. Treasury or Agency security.

Hedging

The following table presents the notional amounts and fair value of derivatives by type of hedge designation at:

	SUCCESSOR
	December 31, 2006			December 31, 2005
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Non-qualifying	$977	$320	$47	$1,176	$318	$15

Total	$977	$320	$47	$1,176	$318	$15

For the year ended December 31, 2006, the Company had $10 million in settlement payments related to non-qualifying derivatives included within net investment gains (losses).

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company did not recognize any net investment gains (losses) representing the ineffective portion of all fair value hedges for the year ended December 31, 2006 and the six months ended December 31, 2005. The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	PREDECESSOR
	Six Months Ended	Year Ended
	June 30,	December 31,
	2005	2004
	(In millions)

Changes in the fair value of derivatives	$—	$(3)
Changes in the fair value of the items hedged	(1)	(1)

Net ineffectiveness of fair value hedging activities	$(1)	$(4)

All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness, except for financial futures where the time value component of the derivative was excluded from the assessment of ineffectiveness. For the year ended December 31, 2006 and the six months ended December 31, 2005, there was no cost of carry for financial futures. For the six months ended June 30, 2005 and the year ended December 31, 2004, the cost of carry for financial futures was ($1) million and ($4) million, respectively.

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

For the year ended December 31, 2006, the six months ended December 31, 2005 and June 30, 2005 and the year ended December 31, 2004, the Company recognized no net investment gains (losses) as the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness. In certain instances, the Company may discontinue cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. For the year ended December 31, 2006, the six months ended December 31, 2005 and June 30, 2005 and the year ended December 31, 2004, there were no instances in which the Company discontinued cash flow hedges. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments for the year ended December 31, 2006, the six months ended December 31, 2005 and June 30, 2005 and the year ended December 31, 2004.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	PREDECESSOR
	Six Months Ended	Year Ended
	June 30,	December 31,
	2005	2004
	(In millions)

Other comprehensive income balance at the beginning of the period	$2	$10
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(3)	(14)
Amounts reclassified to net investment income	1	6

Other comprehensive income balance at the end of the period	$—	$2

The Company has not entered into any cash flow hedges since June 30, 2005.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to minimize its exposure to adverse movements in credit; (iv) equity futures, equity index options, and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) credit default swaps used to synthetically create investments; and (vi) financial forwards to buy and sell securities.

Effective at the Acquisition Date, the Company’s derivative positions which previously qualified for hedge accounting were dedesignated in accordance with SFAS 133. Such derivative positions were not redesignated and were included with the Company’s other non-qualifying derivative positions from the Acquisition Date through December 31, 2006.

For the year ended December 31, 2006, the six months ended December 31, 2005 and June 30, 2005 and the year ended December 31, 2004, the Company recognized as net investment gains (losses), excluding embedded derivatives, changes in fair value of ($72) million, ($14) million, $11 million and ($39) million, respectively, related to derivatives that do not qualify for hedge accounting.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts and guaranteed minimum accumulation contracts. The fair value of the Company’s embedded derivative assets was $25 million and $0 at December 31, 2006 and 2005, respectively. The fair value of the Company’s embedded derivative liabilities was $0 and $22 million at December 31, 2006 and 2005, respectively. The amounts recorded and included in net investment gains (losses) for the year ended December 31, 2006, the six months ended December 31, 2005 and June 30, 2005, and during the year ended December 31, 2004 were gains (losses) of $46 million, $23 million, ($2) million, and $19 million, respectively.

Credit Risk

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2006 and 2005, the Company was obligated to return cash collateral under its control of $102 million and $108 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under derivative transactions in the consolidated balance sheets. As of December 31, 2006 and 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $6 million and $22 million, respectively, which are held in separate custodial accounts. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of both December 31, 2006 and 2005, the Company pledged collateral of $14 million, which is included in fixed maturity securities. The Company is permitted by contract to sell or repledge this collateral, but as of December 31, 2006 and 2005, none of the collateral had been sold or repledged.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA is as follows:

	DAC	VOBA	Total
	(In millions)

Balance at January 1, 2004 (PREDECESSOR)	$1,279	$12	$1,291
Capitalizations	469	—	469
Less: Amortization	226	1	227

Balance at December 31, 2004 (PREDECESSOR)	1,522	11	1,533
Capitalizations	222	—	222
Less: Amortization	132	1	133

Balance at June 30, 2005 (PREDECESSOR)	1,612	10	1,622

Effect of purchase accounting push down (See Note 2)	(1,612)	1,666	54

Balance at July 1, 2005 (SUCCESSOR)	—	1,676	1,676

Capitalizations	164	—	164

Less: Amortization related to:
Net investment gains (losses)	(3)	(7)	(10)
Unrealized investment gains (losses)	(17)	(28)	(45)
Other expenses	12	106	118

Total amortization	(8)	71	63

Balance at December 31, 2005 (SUCCESSOR)	172	1,605	1,777

Capitalizations	135	—	135
Less: Amortization related to:
Net investment gains (losses)	(3)	(33)	(36)
Unrealized investment gains (losses)	1	11	12
Other expenses	53	171	224

Total amortization	51	149	200

Balance at December 31, 2006 (SUCCESSOR)	$256	$1,456	$1,712

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $188 million in 2007, $169 million in 2008, $156 million in 2009, $139 million in 2010 and $120 million in 2011.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Information regarding goodwill is as follows:

	SUCCESSOR
	December 31,
	2006	2005
	(In millions)

Balance at January 1,	$243	$—
Effect of purchase accounting push down (See Note 2)	(4)	243

Balance at December 31,	$239	$243

7.	Insurance

  Value of Distribution Agreements

Information regarding the value of distribution agreements (“VODA”), which is reported in other assets, is as follows:

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004
	(In millions)

Balance at beginning of period	$8	$—	$—	$—
Effect of purchase accounting push down (See Note 2)	—	8	—	—
Amortization	(1)	—	—	—

Balance at end of period	$7	$8	$—	$—

The estimated future amortization expense allocated to other expenses for VODA is $1 million per year for each of the years from 2007 to 2011.

Sales Inducements

Information regarding deferred sales inducements, which are reported in other assets, is as follows:

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004
	(In millions)

Balance at end of previous period	$8	$36	$25	$—
Effect of purchase accounting push down (See Note 2)	—	(36)	—	—

Balance at beginning of period	8	—	25	—
Capitalization	9	8	12	25
Amortization	(1)	—	(1)	—

Balance at end of period	$16	$8	$36	$25

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Separate Accounts

Separate account assets and liabilities include pass-through separate accounts totaling $12.2 billion at both December 31, 2006 and 2005 for which the policyholder assumes all investment risk.

Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues as universal life and investment-type product policy fees and totaled $246 million, $124 million, $95 million and $200 million for the year ended December 31, 2006, the six months ended December 31, 2005 and June 30, 2005, and the year ended December 31, 2004, respectively.

For the year ended December 31, 2006, the six months ended December 31, 2005 and June 30, 2005 and the year ended December 31, 2004, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Guarantees

The Company issues annuity contracts which may include contractual guarantees to the contractholder for the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary, or total deposits made to the contract less any partial withdrawals plus a minimum return (“anniversary contract value” or “minimum return”).

The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee.

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	SUCCESSOR
	December 31,
	2006		2005
	In the Event of Death
	(In millions)

Annuity Contracts(1)
Anniversary Contract Value or Minimum Return
Separate account value	$14,156		$14,507
Net amount at risk(2)	$440	(3)	$569	(3)
Average attained age of contractholders	64 years		63 years

	SUCCESSOR
	December 31,
	2006		2005
	Secondary Guarantees
	(In millions)

Universal and Variable Life Contracts(1)
Account value (General and Separate account)	$1,807		$1,694
Net amount at risk(2)	$21,459	(3)	$21,719	(3)
Average attained age of policyholders	59 years		57 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

Liabilities incurred, relating to annuity contracts, for guaranteed death benefits were $1 million for the six months ended December 31, 2005. There were no guaranteed death benefits incurred for the six months ended June 30, 2005 or the year ended December 31, 2004. Liabilities incurred, relating to universal and variable life contracts, for secondary guarantees were $13 million for the year ended December 31, 2006, $4 million for each of the six months ended December 31, 2005 and June 30, 2005 and $1 million for the year ended December 31, 2004.

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	SUCCESSOR
	December 31,
	2006	2005
	(In millions)

Mutual Fund Groupings
Equity	$9,336	$9,055
Bond	940	1,055
Balanced	1,070	1,261
Money Market	282	286
Specialty	152	218

Total	$11,780	$11,875

8.	Reinsurance

The Company’s life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. The Company has historically reinsured the mortality risk on new individual life insurance policies primarily on an excess of retention basis or a quota share basis. The Company has reinsured up to 90% of the mortality risk for all new individual life insurance policies. This practice was initiated by the Company for different products starting at various points in time between 1997 and 2002. On a case by case basis, the Company may retain up to $5 million per life on single life individual policies and reinsure 100% of amounts in excess of the Company’s retention limits. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

In addition to reinsuring mortality risk, as described above, the Company reinsures other mortality and non-mortality risks, and specific coverages. The Company routinely reinsures certain classes of risks in order to limit its exposure to particular travel, avocation and lifestyle hazards. The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks.

The Company reinsures its business through a diversified group of reinsurers. No single unaffiliated reinsurer has a material obligation to the Company nor is the Company’s business substantially dependent upon any reinsurance contracts. The Company is contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reinsures the riders containing benefit guarantees related to variable annuities to affiliated and non-affiliated reinsurers. The Company reinsures its risk associated with the secondary death benefit guarantee rider on certain universal life contracts to an affiliate. See Note 14.

The amounts in the consolidated statements of income are presented net of reinsurance ceded. Information regarding the effect of reinsurance is as follows:

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004
		(In millions)

Direct premiums	$79	$41	$39	$74
Reinsurance ceded	(36)	(24)	(19)	(34)

Net premiums earned	$43	$17	$20	$40

Reinsurance recoverables netted against policyholder benefits and claims	$169	$42	$61	$95

Reinsurance recoverables, included in premiums and other receivables, were $139 million and $77 million at December 31, 2006 and 2005, respectively. Reinsurance and ceded commissions payables, included in other liabilities, were $16 million and $12 million at December 31, 2006 and 2005, respectively.

For the year ended December 31, 2006 and the six months ended December 31, 2005 and June 30, 2005, reinsurance ceded include affiliated transactions of $5 million, $2 million and $3 million, respectively. For the year ended December 31, 2004 there were no affiliated reinsurance transactions.

9.	Income Tax

The provision for income tax from continuing operations is as follows:

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004
		(In millions)

Current Federal	$—	$(20)	$50	$96
Deferred Federal	74	32	(15)	(47)

Provision for income tax	$74	$12	$35	$49

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations is as follows:

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004
		(In millions)

Tax provision at U.S. statutory rate	$89	$22	$39	$72
Tax effect of:
Tax exempt investment income	(15)	(10)	(4)	(15)
Tax reserve release	—	—	—	(8)

Provision for income tax	$74	$12	$35	$49

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

	SUCCESSOR
	December 31,
	2006	2005
	(In millions)

Deferred income tax assets:
Benefit, reinsurance and other reserves	$487	$580
Capital loss carryforwards	20	17
Net unrealized investment losses	16	22
Other	8	8

	531	627

Deferred income tax liabilities:
DAC and VOBA	(518)	(525)
Investments	(5)	(12)

	(523)	(537)

Net deferred income tax asset	$8	$90

At December 31, 2006, the Company has a net deferred income tax asset. If the Company determines that any of its deferred income tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. Based predominantly upon a review of the Company’s anticipated future taxable income, but also including all other available evidence, both positive and negative, the Company’s management concluded that it is “more likely than not” that the net deferred income tax assets will be realized.

Capital loss carryforwards amount to $59 million at December 31, 2006 and will expire beginning in 2010.

The Company files a consolidated tax return with its parent, MICC. Under the Tax Allocation Agreement, the federal income tax will be allocated between the companies on a separate return basis and adjusted for credits and other amounts required by the Tax Allocation Agreement.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Contingencies, Commitments and Guarantees

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

The Company is a party to a number of legal actions and is and/or has been involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2006. Furthermore, it is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999).  An amended putative class action complaint was filed against the Company, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against the Company: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. Plaintiff may seek to file another motion for class

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certification. Defendants have moved for summary judgment. The Company is continuing to vigorously defend against the claims in this matter.

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

In the opinion of the Company’s management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the Company’s consolidated financial position or liquidity, but, if involving monetary liability, may be material to the Company’s operating results for any particular period.

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assets and liabilities held for insolvency assessments are as follows:

	SUCCESSOR
	December 31,
	2006	2005
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$1	$1
Premium tax offsets currently available for paid assessments	—	1

	$1	$2

Liability:
Insolvency assessments	$1	$1

Assessments levied against the Company were less than $1 million for the year ended December 31, 2006, the six months ended December 31, 2005 and June 30, 2005 and the year ended December 31, 2004.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $46 million and $15 million at December 31, 2006 and 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $60 million and $20 million at December 31, 2006 and 2005, respectively.

Commitments to Fund Bank Credit Facilities

The Company commits to lend funds under bank credit facilities. The amount of these unfunded commitments was $24 million at December 31, 2006. The Company did not have any unfunded commitments related to bank credit facilities at December 31, 2005.

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

The Company’s recorded liability at December 31, 2006 and 2005 for indemnities, guarantees and commitments is insignificant.

11.	Equity

Dividend Restrictions

Under Connecticut State Insurance Law, the Company is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately preceding calendar year. The Company will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Commissioner”) and the Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition on July 1, 2005, under Connecticut State Insurance Law all dividend payments by the Company through June 30, 2007 require prior approval of the Commissioner. The Company did not pay any dividends in 2006. However, since the Company’s statutory unassigned funds surplus is negative, the Company cannot pay any dividends without prior approval of the Commissioner.

Capital Contributions

In 2005, the Company had an increase of $4 million in paid-in capital due to an assumption of all tax liabilities for potential audit liabilities for federal and state income taxes and other taxes with respect to pre-Acquisition tax periods. The Acquisition Agreement between MetLife and Citigroup, dated as of January 31, 2005, provides for an indemnification by Citigroup to MetLife for specified tax liabilities incurred prior to the Acquisition Date. During 2004, the Company received a capital contribution of $400 million from its parent, MICC.

Statutory Equity and Income

The Connecticut Insurance Department (the “Department”) imposes minimum risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. MetLife Annuity exceeded the minimum RBC requirements for all periods presented herein.

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department has adopted Codification, with certain modifications, for the preparation of statutory financial statements of insurance companies domiciled in Connecticut. Modifications by the Department may impact the effect of Codification on statutory capital and surplus of the Company.

Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing securities on a different basis.

In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus. The most significant asset not admitted by the Company is the net deferred tax assets resulting from temporary differences between statutory accounting principles basis and tax basis not expected to reverse and become recoverable within a year.

Further, statutory accounting principles do not give recognition to amounts “pushed down” as a result of the Acquisition.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statutory net income (loss) of MLAC, a Connecticut domiciled insurer, was $107 million, ($97) million and ($211) million for the years ended December 31, 2006, 2005 and 2004, respectively. Statutory capital and surplus, as filed with the Department, was $740 million and $765 million at December 31, 2006 and 2005, respectively.

Other Comprehensive Income (Loss)

The following table sets forth the reclassification adjustments required for the year ended December 31, 2006, the six months ended December 31, 2005 and June 30, 2005 and the year ended December 31, 2004, in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior period:

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004
	(In millions)

Holding gains (losses) on investments arising during the period	$98	$(75)	$(5)	$18
Income tax effect of holding gains (losses)	(34)	26	1	(6)
Reclassification adjustments:
Recognized holding gains (losses) included in current period income	(68)	(46)	3	6
Amortization of premiums and accretion of discounts associated with investments	—	12	(8)	(18)
Income tax effect of reclassification adjustments	24	12	2	4
Allocation of holding gains (losses) on investments relating to other policyholder amounts	(12)	45	—	—
Income tax effect of allocation of holding gains (losses) to other policyholder amounts	4	(16)	—	—

Other comprehensive income (loss)	$12	$(42)	$(7)	$4

12.	Other Expenses

Information on other expenses is as follows:

	SUCCESSOR		PREDECESSOR
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2004
	(In millions)

Compensation	$47	$27	$19	$45
Commissions	159	156	180	373
Amortization of DAC and VOBA	188	108	133	227
Capitalization of DAC	(135)	(164)	(222)	(469)
Rent, net of sublease income	2	2	1	4
Other	45	36	73	123

Total other expenses	$306	$165	$184	$303

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Fair Value Information

The estimated fair value of financial instruments have been determined by using available market information and the valuation methodologies described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Amounts related to the Company’s financial instruments are as follows:

	SUCCESSOR
	Notional	Carrying	Estimated
	Amount	Value	Fair Value
	(In millions)

December 31, 2006
Assets:
Fixed maturity securities		$5,889	$5,889
Equity securities		$57	$57
Mortgage loans on real estate		$295	$289
Policy loans		$55	$55
Short-term investments		$95	$95
Cash and cash equivalents		$230	$230
Accrued investment income		$68	$68
Mortgage loan commitments	$60	$—	$—
Commitments to fund bank credit facilities	$24	$—	$—
Liabilities:
Policyholder account balances		$2,740	$2,457
Payables for collateral under derivative transactions		$102	$102

	SUCCESSOR
	Notional	Carrying	Estimated
	Amount	Value	Fair Value
	(In millions)

December 31, 2005
Assets:
Fixed maturity securities		$6,055	$6,055
Equity securities		$4	$4
Mortgage loans on real estate		$258	$258
Policy loans		$37	$37
Short-term investments		$57	$57
Cash and cash equivalents		$233	$233
Accrued investment income		$69	$69
Mortgage loan commitments	$20	$—	$—
Liabilities:
Policyholder account balances		$3,185	$2,972
Payables for collateral under derivative transactions		$108	$108

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities and Equity Securities

The fair values of publicly held fixed maturity securities and publicly held equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturity securities, fair values are estimated using present value or valuation techniques. The determination of fair values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include; coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities.

Mortgage Loans on Real Estate, Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities

Fair values for mortgage loans on real estate are estimated by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. For mortgage loan commitments and commitments to fund bank credit facilities, the estimated fair value is the net premium or discount of the commitments.

Policy Loans

The carrying values for policy loans approximate fair value.

Cash and Cash Equivalents and Short-term Investments

The carrying values for cash and cash equivalents and short-term investments approximated fair values due to the short-term maturities of these instruments.

Accrued Investment Income

The carrying value for accrued investment income approximates fair value.

Policyholder Account Balances

The fair value of PABs which have final contractual maturities are estimated by discounting expected future cash flows based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the agreements being valued. The fair value of PABs without final contractual maturities are assumed to equal their current net surrender value.

Payables for Collateral Under Derivative Transactions

The carrying value for payables for collateral under derivative transactions approximate fair value.

Derivative Financial Instruments

The fair value of derivative financial instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards, and options are based upon quotations obtained from dealers or other reliable sources. See Note 4 for derivative fair value disclosures.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Related Party Transactions

In 2006, the Company entered into a Master Service Agreement with Metropolitan Life Insurance Company (“Metropolitan Life”), a wholly-owned subsidiary of MetLife, who provides administrative, accounting, legal and similar services to the Company. Metropolitan Life charged the Company $5 million, included in other expenses, for services performed under the Master Service Agreement for the year ended December 31, 2006.

The Company entered into a Service Agreement with MetLife Group, Inc. (“MetLife Group”), a wholly-owned subsidiary of MetLife under which MetLife Group provides personnel services, as needed, to support the activities of the Company. MetLife Group charged the Company $28 million, included in other expenses, for services performed under the Service Agreement for the year ended December 31, 2006. There were no charges for the six months ended December 31, 2005.

At December 31, 2006 and 2005, the Company had receivables from MICC of $13 million and $20 million, respectively. The Company had receivables from other affiliates of $4 million and payables to other affiliates of $2 million at December 31, 2006 and 2005, respectively, excluding affiliated reinsurance balances discussed below.

Since the Company is a member of a controlled group of affiliate companies, its results may not be indicative of those of a stand-alone entity.

As of December 31, 2006 and 2005, the Company held $89 million and $16 million, respectively, of its total invested assets in the MetLife Money Market Pool which is an affiliated partnership. These amounts are included in short-term investments.

In the normal course of business, the Company transfers fixed maturity securities to affiliates and receives other fixed maturity securities from affiliates. The Company transferred invested assets to affiliates with both an amortized cost and fair market value of $15 million for the year ended December 31, 2006. The Company did not transfer assets to affiliates for the six months ended December 31, 2005. The realized capital losses recognized on these transfers were less than $1 million for the year ended December 31, 2006. The Company received invested assets from affiliates with a fair market value of $13 million for the year ended December 31, 2006. The Company did not receive transfers of assets from affiliates for the six months ended December 31, 2005.

The Company also has reinsurance agreements with MetLife and certain of its subsidiaries, including Reinsurance Group of America, Incorporated (“RGA”), MetLife Reinsurance Company of South Carolina (“MRSC”), and Exeter Reassurance Company, Ltd. (“Exeter”). As of December 31, 2006, the Company had reinsurance related assets and liabilities from these agreements totaling $108 million and $12 million, respectively. Prior-year comparable assets and liabilities were $78 million and $47 million, respectively.

The following tables reflect related party reinsurance information:

	SUCCESSOR
	Year Ended	Six Months Ended
	December 31,	December 31,
	2006	2005
	(In millions)

Ceded premiums	$5	$2
Ceded fees, included in universal life and investment-type product policy fees	22	19
Ceded benefits, included in policyholder benefits and claims	38	39
Ceded fees, included in other expenses	37	12

Total ceded	$102	$72

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	SUCCESSOR
	December 31,
	2006	2005
	(In millions)

Reinsurance recoverables, included in premiums and other receivables	$108	$78
Ceded balances payable, included in other liabilities	$12	$47

Prior to the Acquisition, the Company had related party transactions with its parent and/or affiliates. These transactions are described as follows:

In December 2004, MLAC entered into a reinsurance agreement with MRSC related to guarantee features included in certain of their universal life and variable universal life products. All information subsequent to the Acquisition is included in the tables above. Fees associated with this agreement, included within other expenses, were $22 million for the six months ended June 30, 2005.

In addition, MLAC’s individual insurance mortality risk is reinsured, in part, to RGA, an affiliate subsequent to the Acquisition Date. All information subsequent to the Acquisition is included in the tables above. Ceded premiums were $3 million for the six months ended June 30, 2005. Ceded fees, included within universal life and investment-type product policy fees, were $7 million for the six months ended June 30, 2005. Ceded benefits, included within policyholder benefits and claims, were $5 million for the six months ended June 30, 2005.

At June 30, 2005, MLAC had investments in Tribeca Citigroup Investments Ltd. (“Tribeca”), an affiliate of the Company, in the amount of $10 million. Income (loss) of ($1) million and $1 million was recognized on these investments in the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. In July 2005, MLAC sold its investment in Tribeca.

Citigroup and certain of its subsidiaries provided investment management and accounting services, payroll, internal auditing, benefit management and administration, property management and investment technology services to the Company. The Company paid MICC an insignificant amount for both the six months ended June 30, 2005 and the year ended December 31, 2004 for these services.

In the ordinary course of business, the Company distributed fixed and variable annuity products through its former affiliate Smith Barney. Premiums and deposits related to these products were $506 million in 2004. The Company also marketed term and universal life products through Smith Barney. Premiums related to such products were $108 million in 2004. Commissions and fees paid to Smith Barney were $50 million in 2004.

The Company also distributed deferred annuity products through its former affiliates, Primerica Financial Services, Inc. (“PFS”), CitiStreet Retirement Services, a division of CitiStreet LLC, (together with its subsidiaries, “CitiStreet”) and Citibank, N.A. (“Citibank”). Deposits received from PFS were $636 million and commissions and fees paid to PFS were $48 million for the year ended December 31, 2004. Deposits received from CitiStreet were $116 million and related commissions and fees paid to CitiStreet were $3 million for the year ended December 31, 2004. Deposits received from Citibank were $112 million and commissions and fees paid to Citibank were $13 million for the year ended December 31, 2004.

The leasing functions for the Company were administered by a Citigroup subsidiary. Rent expense related to leases was shared by the companies on a cost allocation method based generally on estimated usage by department. The Company’s rent expense was insignificant in 2004.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

SCHEDULE I

CONSOLIDATED SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2006
(In millions)

	SUCCESSOR
	Cost or		Amount at
	Amortized	Estimated	Which Shown on
	Cost(1)	Fair Value	Balance Sheet

Type of Investments
Fixed maturity securities:
Bonds:
U.S. Treasury/agency securities	$801	$783	$783
State and political subdivision securities	91	86	86
Foreign government securities	69	73	73
Public utilities	276	271	271
All other corporate bonds	2,959	2,907	2,907
Mortgage-backed and asset-backed securities	1,572	1,573	1,573
Redeemable preferred stock	199	196	196

Total fixed maturity securities	5,967	5,889	5,889

Equity securities:
Common stock:
Industrial, miscellaneous and all other	1	1	1
Non-redeemable preferred stock	55	56	56

Total equity securities	56	57	57

Mortgage loans on real estate	295		295
Policy loans	55		55
Real estate joint ventures	2		2
Other limited partnership interests	68		68
Short-term investments	95		95
Other invested assets	341		341

Total investments	$6,879		$6,802

(1)	Cost for fixed maturity securities and mortgage loans on real estate represents original cost reduced by repayments, net valuation allowances and writedowns from other-than-temporary declines in value and adjusted for amortization of premiums or accretion of discount; for equity securities, cost represents original cost reduced by writedowns from other-than-temporary declines in value; cost for real estate joint ventures and other limited partnership interests represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

SCHEDULE III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
AS OF DECEMBER 31, 2006 AND 2005
(In millions)

	DAC	Future Policy	Policyholder
	and	Benefits and Other	Account	Unearned
	VOBA	Policyholder Funds	Balances	Revenue(1)

2006 (SUCCESSOR)	$1,712	$1,861	$5,377	$45

2005 (SUCCESSOR)	$1,777	$1,808	$5,688	$18

(1)	Amounts are included within the future policy benefits and other policyholder funds column.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

SCHEDULE III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 2006
AND FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND JUNE 30, 2005
AND FOR THE YEAR ENDED DECEMBER 31, 2004
(In millions)

	Premium		Policyholder	Amortization of
	Revenue	Net	Benefits	DAC and VOBA	Other	Premiums
	and Policy	Investment	and Interest	Charged to	Operating	Written
	Charges	Income	Credited	Other Expenses	Expenses(1)	(Excluding Life)

For the Year Ended December 31, 2006 (SUCCESSOR)	$526	$361	$271	$188	$118	$—

For the Six Months Ended December 31, 2005 (SUCCESSOR)	$250	$167	$166	$108	$57	$—

For the Six Months Ended June 30, 2005 (PREDECESSOR)	$241	$223	$175	$133	$51	$4

For the Year Ended December 31, 2004 (PREDECESSOR)	$411	$389	$326	$227	$76	$6

(1)	Includes other expenses excluding amortization of DAC and VOBA charged to other expenses.

METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

SCHEDULE IV

CONSOLIDATED REINSURANCE
AS OF DECEMBER 31, 2006 AND 2005
AND FOR THE YEAR ENDED DECEMBER 31, 2006
AND FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND JUNE 30, 2005
AND FOR THE YEAR ENDED DECEMBER 31, 2004
(In millions)

					% Amount
	Gross			Net	Assumed
	Amount	Ceded	Assumed	Amount	to Net

As of and for the Year Ended December 31, 2006 (SUCCESSOR)
Life insurance in-force	$63,138	$47,897	$—	$15,241	—%

Insurance premium	$79	$36	$—	$43	—%

As of and for the Six Months Ended December 31, 2005 (SUCCESSOR)
Life insurance in-force	$63,023	$48,618	$—	$14,405	—%

Insurance premium	$41	$24	$—	$17	—%

For the Six Months Ended June 30, 2005 (PREDECESSOR)
Insurance premium	$39	$19	$—	$20	—%

As of and for the Year Ended December 31, 2004 (PREDECESSOR)
Life insurance in-force	$54,886	$44,286	$—	$10,600	—%

Insurance premium	$74	$34	$—	$40	—%

For the year ended December 31, 2006, and the six months ended December 31, 2005 and June 30, 2005, reinsurance ceded include affiliated transactions of $5 million, $2 million and $3 million, respectively. For the year ended December 31, 2004, there were no affiliated reinsurance transactions.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14.	Principal Accountant Fees and Services

As a result of the Acquisition on July 1, 2005 (the “Acquisition Date”) of the Company by MetLife, on September 29, 2005, the Company dismissed KPMG LLP (“KPMG”) as its independent auditors and engaged Deloitte & Touche LLP (“Deloitte”) to serve as the Company’s independent auditors. The following represents (i) the fees billed by KPMG to the Company for 2005 through the date of its dismissal; and (ii) the fees billed by Deloitte to the Company for 2006 and 2005:

	2006	2005
	(In thousands)

Audit Fees(1)	$2,022	$1,567
Audit-Related Fees(2)	$—	$515
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—

(1)	Fees for services to perform an audit or review in accordance with auditing standards of the Public Company Accounting Oversight Board (“PCAOB”) and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

(2)	Fees for assurance and related services that are traditionally performed by the Company’s independent auditor, such as audit and related services for due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3)	Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers and acquisitions and requests for rulings or technical advice from taxing authorities.

(4)	De minimis fees for other types of permitted services.

Approval of Fees Prior to the Acquisition

Prior to the Acquisition Date, all fees charged by KPMG were reviewed and approved by Citigroup Inc.’s audit and risk management committee. Such committee concluded that the provision of services by KPMG was consistent with the maintenance of the external auditors’ independence in the conduct of its auditing functions.

Approval of Fees Following the Acquisition

The Audit Committee of MetLife (the “Audit Committee”) approves the provision of audit and non-audit services to MetLife and its subsidiaries, including the Company, in advance as required under the Sarbanes-Oxley Act of 2002 and SEC rules. Under procedures adopted by the Audit Committee, the Audit Committee reviews, on an annual basis, a schedule of particular audit services that MetLife expects to be performed in the next fiscal year for MetLife and its subsidiaries, including the Company, and an estimated amount of fees for each particular audit service. The Audit Committee also reviews a schedule of audit-related, tax and other permitted non-audit services that the independent auditor may be engaged to perform during the next fiscal year and an estimated amount of fees for each of those services, as well as information on pre-approved services provided by the independent auditor in the current year.

Based on this information, the Audit Committee pre-approves the audit services that MetLife expects to be performed by the independent auditor in connection with the audit of MetLife’s and its subsidiaries’ financial statements for the next fiscal year and the audit-related, tax and other permitted non-audit services that management may desire to engage the independent auditor to perform during the next fiscal year. In addition, the Audit Committee approves the terms of the engagement letter to be entered into with the independent auditor with respect to such services.

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

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 43.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 43.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2007
METLIFE LIFE AND ANNUITY COMPANY OF CONNECTICUT

By	/s/ Michael K. Farrell
Name: Michael K. Farrell

Title:	President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Mullaney William J. Mullaney	Director	March 6, 2007

/s/ Lisa M. Weber Lisa M. Weber	Director	March 6, 2007

/s/ Michael K. Farrell Michael K. Farrell	President and Director (Principal Executive Officer)	March 6, 2007

/s/ Stanley J. Talbi Stanley J. Talbi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2007

/s/ Joseph J. Prochaska, Jr. Joseph J. Prochaska, Jr.	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2007

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: NONE

No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Acquisition Agreement between MetLife, Inc. and Citigroup Inc., dated as of January 31, 2005 (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 4, 2005)
3.1	Charter of The Travelers Life and Annuity Company (“MLAC,” now MetLife Life and Annuity Company of Connecticut), as effective April 10, 1990 (Incorporated by reference to Exhibit 3.1 to MLAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of MLAC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 to the 2005 Annual Report)
3.3	By-laws of MLAC, as effective October 20, 1994 (Incorporated by reference to Exhibit 3.3 to the 2005 Annual Report)
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1