Form 10-Q
period 2007-03-31
MetLife Life & Annuity CO of Connecticut
filed 2007-05-11
CIK 929498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

At May 10, 2007, 30,000 shares of the registrant’s common stock, $100 par value per share, were outstanding, all of which are owned by MetLife Insurance Company of Connecticut, a subsidiary of MetLife, Inc.

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

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Balance Sheets
March 31, 2007 (Unaudited) and December 31, 2006

(In millions, except share and per share data)

	March 31,	December 31,
	2007	2006

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $6,342 and $5,967, respectively)	$6,279	$5,889
Equity securities available-for-sale, at estimated fair value (cost: $67 and $56, respectively)	68	57
Mortgage loans on real estate	357	295
Policy loans	55	55
Real estate and real estate joint ventures held-for-investment	3	2
Other limited partnership interests	82	68
Short-term investments	147	95
Other invested assets	300	341

Total investments	7,291	6,802
Cash and cash equivalents	263	230
Accrued investment income	69	68
Premiums and other receivables	303	289
Deferred policy acquisition costs and value of business acquired	1,654	1,712
Current income tax recoverable	—	19
Deferred income tax assets	10	8
Goodwill	239	239
Other assets	25	25
Separate account assets	12,004	12,246

Total assets	$21,858	$21,638

Liabilities and Stockholder’s Equity
Liabilities:
Future policy benefits	$1,777	$1,782
Policyholder account balances	5,218	5,377
Other policyholder funds	82	79
Current income tax payable	1	—
Payables for collateral under securities loaned and other transactions	652	102
Other liabilities	141	119
Separate account liabilities	12,004	12,246

Total liabilities	19,875	19,705

Contingencies, Commitments and Guarantees (Note 4)
Stockholder’s Equity:
Common stock, par value $100 per share; 100,000 shares authorized; 30,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	3	3
Additional paid-in capital	1,730	1,730
Retained earnings	275	230
Accumulated other comprehensive loss	(25)	(30)

Total stockholder’s equity	1,983	1,933

Total liabilities and stockholder’s equity	$21,858	$21,638

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2007	2006

Revenues
Premiums	$12	$12
Universal life and investment-type product policy fees	112	121
Net investment income	91	86
Other revenues	6	7
Net investment gains (losses)	4	(32)

Total revenues	225	194

Expenses
Policyholder benefits and claims	34	25
Interest credited to policyholder account balances	34	29
Other expenses	96	71

Total expenses	164	125

Income before provision for income tax	61	69
Provision for income tax	16	20

Net income	$45	$49

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Statement of Stockholder’s Equity
For the Three Months Ended March 31, 2007 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive
				Income (Loss)
				Net
		Additional		Unrealized
	Common	Paid-in	Retained	Investment
	Stock	Capital	Earnings	Gains (Losses)	Total

Balance at January 1, 2007	$3	$1,730	$230	$(30)	$1,933
Comprehensive income (loss):
Net income			45		45
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets and income tax				5	5

Other comprehensive income (loss)					5

Comprehensive income (loss)					50

Balance at March 31, 2007	$3	$1,730	$275	$(25)	$1,983

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2007	2006

Net cash provided by (used in) operating activities	$55	$(89)

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	742	1,436
Equity securities	3	—
Mortgage loans on real estate	4	2
Other limited partnership interests	25	12
Purchases of:
Fixed maturity securities	(1,082)	(1,248)
Equity securities	(11)	—
Mortgage loans on real estate	(67)	—
Other limited partnership interests	(36)	(8)
Net change in policy loans	—	(9)
Net change in short-term investments	(52)	(121)
Net change in other invested assets	3	31

Net cash (used in) provided by investing activities	(471)	95

Cash flows from financing activities
Policyholder account balances:
Deposits	97	194
Withdrawals	(210)	(200)
Net change in payables for collateral under securities loaned and other transactions	550	(9)
Financing element on certain derivative instruments	12	(7)

Net cash provided by (used in) financing activities	449	(22)

Change in cash and cash equivalents	33	(16)
Cash and cash equivalents, beginning of period	230	233

Cash and cash equivalents, end of period	$263	$217

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Income tax	$—	$—

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

“MLAC” or the “Company” refers to MetLife Life and Annuity Company of Connecticut, a Connecticut corporation incorporated in 1973 (“MetLife Annuity”), and its subsidiary. MLAC is a wholly-owned subsidiary of MetLife Insurance Company of Connecticut (“MICC”). MICC is a subsidiary of MetLife, Inc. (“MetLife”). The Company’s core offerings include universal and variable life insurance, fixed and variable deferred annuities, structured settlements and payout annuities.

The Company currently operates as a single segment and, as such, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate the performance of such activities and will report on a segment basis when appropriate to do so.

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

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

(iv)   application of the consolidation rules to certain investments;

(v)    the fair value of and accounting for derivatives;

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

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint ventures’ and partnerships’ operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures’ and partnerships’ operations.

Certain amounts in the prior year period’s unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2007 presentation.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2007, its consolidated results of operations for the three months ended March 31, 2007 and 2006, its consolidated cash flows for the three months ended March 31, 2007 and 2006, and its consolidated statement of stockholder’s equity for the three months ended March 31, 2007, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2006 consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K (“2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2006 Annual Report.

Adoption of New Accounting Pronouncements

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. The adoption of FIN 48 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Insurance Contracts

Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature of coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

As a result of the adoption of SOP 05-1 and the related TPAs, the Company assesses internal replacements to determine whether such modifications significantly change the contract terms based on the criteria noted in the guidance. If the modification substantially changes the contract, then the DAC is written off immediately through income and any new deferrable expenses associated with the new replacement are deferred. If the contract modifications do not substantially change the contract, the DAC amortization on the original policy will continue and any acquisition costs associated with the related modification are immediately expensed.

The adoption of SOP 05-1 and the Company’s interpretation of related TPAs did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Other

Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. The adoption of SFAS 156 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In May 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 applies to fiscal years beginning after November 15, 2007. FSP 39-1 will be applied retrospectively, unless it is impracticable to do so. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company is currently evaluating the impact of FSP 39-1 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require additional fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact that adoption of SFAS 157 will have on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures regarding measurement of fair value in the Company’s consolidated financial statements.

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

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	March 31, 2007
	Cost or	Gross Unrealized		Estimated	% of
	Amortized Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$2,726	$17	$59	$2,684	42.7%
Foreign corporate securities	867	6	17	856	13.6
U.S. Treasury/agency securities	710	2	17	695	11.1
Commercial mortgage-backed securities	764	5	6	763	12.2
Residential mortgage-backed securities	959	11	4	966	15.4
Asset-backed securities	151	—	1	150	2.4
State and political subdivision securities	95	1	5	91	1.4
Foreign government securities	70	5	1	74	1.2

Total fixed maturity securities	$6,342	$47	$110	$6,279	100.0%

Non-redeemable preferred stock	$66	$2	$1	$67	98.5%
Common stock	1	—	—	1	1.5

Total equity securities	$67	$2	$1	$68	100.0%

	December 31, 2006
	Cost or	Gross Unrealized		Estimated	% of
	Amortized Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$2,542	$18	$62	$2,498	42.4%
Foreign corporate securities	892	5	21	876	14.9
U.S. Treasury/agency securities	801	2	20	783	13.3
Commercial mortgage-backed securities	736	4	6	734	12.5
Residential mortgage-backed securities	734	10	5	739	12.5
Asset-backed securities	102	—	2	100	1.7
State and political subdivision securities	91	1	6	86	1.5
Foreign government securities	69	5	1	73	1.2

Total fixed maturity securities	$5,967	$45	$123	$5,889	100.0%

Non-redeemable preferred stock	$55	$2	$1	$56	98.2%
Common stock	1	—	—	1	1.8

Total equity securities	$56	$2	$1	$57	100.0%

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	March 31, 2007
			Equal to or Greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$1,382	$39	$501	$20	$1,883	$59
Foreign corporate securities	372	9	219	8	591	17
U.S. Treasury/agency securities	307	9	150	8	457	17
Commercial mortgage-backed securities	251	2	105	4	356	6
Residential mortgage-backed securities	414	3	54	1	468	4
Asset-backed securities	34	—	22	1	56	1
State and political subdivision securities	25	2	56	3	81	5
Foreign government securities	17	—	12	1	29	1

Total fixed maturity securities	$2,802	$64	$1,119	$46	$3,921	$110

Equity securities	$46	$1	$6	$—	$52	$1

Total number of securities in an unrealized loss position	230		420		650

	December 31, 2006
			Equal to or Greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$1,330	$40	$500	$22	$1,830	$62
Foreign corporate securities	462	13	174	8	636	21
U.S. Treasury/agency securities	474	17	51	3	525	20
Commercial mortgage-backed securities	304	2	109	4	413	6
Residential mortgage-backed securities	307	4	59	1	366	5
Asset-backed securities	45	—	22	2	67	2
State and political subdivision securities	21	3	54	3	75	6
Foreign government securities	13	1	12	—	25	1

Total fixed maturity securities	$2,956	$80	$981	$43	$3,937	$123

Equity securities	$37	$1	$5	$—	$42	$1

Total number of securities in an unrealized loss position	772		430		1,202

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	March 31, 2007
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$2,900	$3	$63	$2	208	4
Six months or greater but less than nine months	—	—	—	—	1	—
Nine months or greater but less than twelve months	10	—	—	—	17	—
Twelve months or greater	1,171	—	46	—	420	—

Total	$4,081	$3	$109	$2	646	4

	December 31, 2006
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$2,763	$4	$66	$2	696	9
Six months or greater but less than nine months	16	—	—	—	24	—
Nine months or greater but less than twelve months	291	—	13	—	43	—
Twelve months or greater	1,029	—	43	—	430	—

Total	$4,099	$4	$122	$2	1,193	9

At March 31, 2007 and December 31, 2006, $109 million and $122 million, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 3% of the cost or amortized cost of such securities.

At March 31, 2007, $2 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 67% of the cost or amortized cost of such securities. Of such unrealized losses of $2 million, all related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2006, $2 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 50% of the cost or amortized cost of such securities. Of such unrealized losses of $2 million, all related to securities that were in an unrealized loss position for a period of less than six months.

The Company held no fixed maturity and equity securities with a gross unrealized loss at both March 31, 2007 and December 31, 2006 of greater than $10 million.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At March 31, 2007 and December 31, 2006, the Company had $111 million and $124 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	March 31,	December 31,
	2007	2006

Sector:
U.S. corporate securities	53%	50%
Foreign corporate securities	15	17
U.S. Treasury/agency securities	15	16
Commercial mortgage-backed securities	5	5
Residential mortgage-backed securities	4	4
State and political subdivision securities	5	5
Other	3	3

Total	100%	100%

Industry:
Industrial	16%	26%
Finance	17	20
Government	16	17
Utility	12	12
Mortgage-backed	9	9
Consumer	13	2
Other	17	14

Total	100%	100%

As disclosed in Note 1 of Notes to Consolidated Financial Statements included in the 2006 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in interest rates during the holding period, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Securities Lending

In the first quarter of 2007, the Company began participating in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $561 million and an estimated fair value of $547 million were on loan under the program at March 31, 2007. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $565 million at March 31, 2007. There was no security collateral on deposit from customers in connection with the securities lending transactions at March 31, 2007.

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Fixed maturity securities	$84	$77
Equity securities	1	—
Mortgage loans on real estate	5	4
Policy loans	1	1
Other limited partnership interests	2	2
Cash, cash equivalents and short-term investments	4	3
Other invested assets	1	—

Total investment income	98	87
Less: Investment expenses	7	1

Net investment income	$91	$86

For the three months ended March 31, 2007 and 2006, affiliated investment income of $2 million and $1 million, respectively, related to short-term investments, is included in the table above.

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Fixed maturity securities	$(8)	$(28)
Mortgage loans on real estate	—	1
Other limited partnership interests	4	—
Derivatives	8	(5)

Net investment gains (losses)	$4	$(32)

For the three months ended March 31, 2007 and 2006, there were no affiliated investment gains (losses) included in the table above.

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

There were no losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), for the three months ended March 31, 2007 and 2006.

3.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	March 31, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$853	$227	$1	$911	$266	$32
Financial futures	32	1	1	26	—	—
Foreign currency swaps	36	—	8	32	1	9
Foreign currency forwards	1	—	—	4	—	—
Options	—	51	5	—	53	5
Financial forwards	—	—	—	—	—	1
Credit default swaps	4	—	—	4	—	—

Total	$926	$279	$15	$977	$320	$47

The above table does not include notional amounts for equity futures, equity variance swaps and equity options. At March 31, 2007 and December 31, 2006, the Company owned 163 and 156 equity futures contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At March 31, 2007 and December 31, 2006, the Company owned 6,000 and 18,000 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At March 31, 2007 and December 31, 2006, the Company owned 702,550 and 742,550 equity options, respectively. Fair values of equity options are included in options in the preceding table.

This information should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements included in the 2006 Annual Report.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	March 31, 2007			December 31, 2006
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$6	$—	$—	$—	$—	$—
Cash flow	4	—	—	—	—	—
Non-qualifying	916	279	15	977	320	47

Total	$926	$279	$15	$977	$320	$47

For both the three months ended March 31, 2007 and 2006, the Company had $2 million in settlement payments related to non-qualifying derivatives included within net investment gains (losses).

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”): (i) interest rate swaps to convert fixed rate investments to floating rate investments; and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities.

The Company recognized insignificant net investment gains (losses) representing the ineffective portion of all fair value hedges for the three months ended March 31, 2007. The Company did not have fair value hedges for the three months ended March 31, 2006.

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert floating rate investments to fixed rate investments; and (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities.

For the three months ended March 31, 2007 and 2006, the Company recognized no net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. For the three months ended March 31, 2007 and 2006, there were no instances in which the Company discontinued cash flow hedges. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for both the three months ended March 31, 2007 and 2006.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) credit default swaps to synthetically create investments; and (vi) financial forwards to buy and sell securities.

For the three months ended March 31, 2007 and 2006, the Company recognized as net investment gains (losses), excluding embedded derivatives, changes in fair value of $1 million and ($33) million, respectively, related to derivatives that do not qualify for hedge accounting.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts and guaranteed minimum accumulation contracts. The fair value of the Company’s embedded derivative assets was $30 million and $25 million at March 31, 2007 and December 31, 2006, respectively. The fair value of the Company’s embedded derivative liabilities were $0 at both March 31, 2007 and December 31, 2006. The amounts recorded and included in net investment gains (losses) during the three months ended March 31, 2007 and 2006 were gains (losses) of $6 million and $25 million, respectively.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of March 31, 2007 and December 31, 2006, the Company was obligated to return cash collateral under its control of $87 million and $102 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of March 31, 2007 and December 31, 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $0 and $6 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of March 31, 2007 and December 31, 2006, none of the collateral had been sold or repledged.

In addition, the Company has exchange traded futures, which require the pledging of collateral. As of both March 31, 2007 and December 31, 2006, the Company pledged collateral of $14 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2007.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999).  An amended putative class action complaint was filed against MetLife Annuity, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleged Travelers Property Casualty Corporation, a former MetLife Annuity affiliate, purchased structured settlement annuities from MetLife Annuity and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MetLife Annuity, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MetLife Annuity: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. The parties have been involved in settlement discussions.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $117 million and $46 million at March 31, 2007 and December 31, 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $10 million and $60 million at March 31, 2007 and December 31, 2006, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $20 million and $24 million at March 31, 2007 and December 31, 2006, respectively.

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

The Company’s recorded liability at March 31, 2007 and December 31, 2006 for indemnities, guarantees and commitments is insignificant.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Net income	$45	$49
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets and income tax	5	(54)

Other comprehensive income (loss):	5	(54)

Comprehensive income (loss)	$50	$(5)

6.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Compensation	$5	$18
Commissions	23	61
Amortization of DAC and VOBA	66	36
Capitalization of DAC	(14)	(55)
Rent, net of sublease income	—	1
Insurance tax	2	3
Other	14	7

Total other expenses	$96	$71

7.	Related Party Transactions

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $4 million and $10 million for the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007 and December 31, 2006, the Company had receivables from MICC of $28 million and $13 million, respectively. The Company had receivables from other affiliates of $4 million at both March 31, 2007 and December 31, 2006, excluding affiliated reinsurance balances discussed below.

The Company has reinsurance agreements with MetLife and certain of its subsidiaries, including Reinsurance Group of America, Incorporated, MetLife Reinsurance Company of South Carolina and Exeter Reassurance Company, Ltd. At March 31, 2007, the Company had reinsurance related assets and liabilities from these agreements totaling $103 million and $17 million, respectively. At December 31, 2006, comparable assets and liabilities were $108 million and $12 million, respectively. The Company had ceded premiums of $1 million for both the three months ended March 31, 2007 and 2006. The Company had ceded fees of $18 million and $12 million, and ceded benefits of $6 million and $9 million, for the three months ended March 31, 2007 and 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MLAC” or the “Company” refers to MetLife Life and Annuity Company of Connecticut, a Connecticut corporation incorporated in 1973 (“MetLife Annuity”), and its subsidiary. MLAC is a wholly-owned subsidiary of MetLife Insurance Company of Connecticut (“MICC”). Management’s narrative analysis of the results of operations of MLAC is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K (“2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below and the Company’s unaudited interim condensed consolidated financial statements included elsewhere herein.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors, the development of new products by new and existing competitors and for personnel; (iii) investment losses and defaults; (iv) unanticipated changes in industry trends; (v) ineffectiveness of risk management policies and procedures; (vi) changes in accounting standards, practices and/or policies; (vii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (viii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (ix) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (x) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xi) downgrades in the Company’s and its affiliates’ claims paying ability or financial strength ratings; (xii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xiii) the effects of business disruption or economic contraction due to terrorism or other hostilities; and (xiv) other risks and uncertainties described from time to time in the Company’s filings with the SEC.

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

(iv)   application of the consolidation rules to certain investments;

(v)    the fair value of and accounting for derivatives;

(vi)   the capitalization and amortization of DAC and the establishment and amortization of VOBA;

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues
Premiums	$12	$12
Universal life and investment-type product policy fees	112	121
Net investment income	91	86
Other revenues	6	7
Net investment gains (losses)	4	(32)

Total revenues	225	194

Expenses
Policyholder benefits and claims	34	25
Interest credited to policyholder account balances	34	29
Other expenses	96	71

Total expenses	164	125

Income before provision for income tax	61	69
Provision for income tax	16	20

Net income	$45	$49

Net Income

Net income decreased by $4 million, or 8%, to $45 million for the three months ended March 31, 2007 from $49 million in the comparable 2006 period.

The decrease in net income was primarily due to higher DAC amortization of $19 million, net of income tax, driven by higher net investment gains in the current year period.

There were unfavorable underwriting results of $6 million, net of income tax, primarily related to unfavorable reserve refinements in structured settlement products of $4 million in the prior year period, net of income tax, and unfavorable underwriting in life products of $2 million, net of income tax.

Net income was also impacted by lower universal life and investment-type product policy fees and other revenues of $6 million, net of income tax, due to higher ceded fees resulting from an increase in ceded reinsurance on certain universal life products.

Interest credited to policyholder account balances increased $3 million, net of income tax, resulting from lower amortization of the excess interest reserves on annuity and universal life blocks of business partially offset by a decrease in interest credited associated with lower policyholder account balances in annuity products.

Partially offsetting the decrease in net income were higher net investment gains of $23 million, net of income tax, primarily attributable to reduced losses on fixed maturity securities resulting from 2006 portfolio repositioning in a rising interest rate environment and increased gains on mark-to-market derivatives, as well as gains on other limited partnership interests in the current year period.

Also offsetting the decrease in net income were lower expenses of $3 million, net of income tax, primarily due to lower compensation expenses.

Net investment income increased $3 million, net of income tax, primarily due to an increase in yields across various invested asset classes.

Income tax expense for the three months ended March 31, 2007 was $16 million, or 26% of net income before provision for income tax, compared with $20 million, or 29% of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of tax exempt investment income.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $5 million to $221 million for the three months ended March 31, 2007 from $226 million in the comparable 2006 period.

Universal life and investment-type product policy fees for universal life and variable annuity products combined with other revenues decreased by $10 million, or 8%. This decrease is due to higher ceded fees resulting from an increase in ceded reinsurance on certain universal life products.

Net investment income increased by $5 million, or 6%. Management attributes the increase to an increase in yields across various asset classes.

Expenses

Total expenses increased by $39 million, or 31%, to $164 million for the three months ended March 31, 2007 from $125 million in the comparable 2006 period.

Policyholder benefits and claims increased by $9 million, or 36%, primarily due to structured settlement reserve refinements of $6 million in the prior year period and unfavorable underwriting in life products of $3 million.

Interest credited to policyholder account balances increased by $5 million, or 17%, from lower amortization of the excess interest reserves on annuity and universal life blocks of business partially offset by lower interest credited resulting from lower policyholder account balances in annuity products.

Other expenses increased by $25 million, or 35%, primarily due to higher DAC amortization of $30 million driven by net investment gains in the current year period. Partially offsetting the increase were lower expenses of $5 million, primarily due to lower compensation expenses.

Insurance Regulations

Risk-based capital (“RBC”) requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the state insurance departments to identify companies that merit further regulatory action on an annual basis. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. As of the date of the most recent statutory financial statements filed with insurance regulators, the total adjusted capital of MetLife Annuity was in excess of each of those RBC levels calculated at December 31, 2006.

MLAC had negative statutory unassigned surplus at December 31, 2006, and therefore cannot pay dividends to MICC without prior regulatory approval from the Connecticut Commissioner of Insurance.

Adoption of New Accounting Pronouncements

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. The adoption of FIN 48 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Insurance Contracts

Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

As a result of the adoption of SOP 05-1 and the related TPAs, the Company assesses internal replacements to determine whether such modifications significantly change the contract terms based on the criteria noted in the guidance. If the modification substantially changes the contract, then the DAC is written off immediately through income and any new deferrable expenses associated with the new replacement are deferred. If the contract modifications do not substantially change the contract, the DAC amortization on the original policy will continue and any acquisition costs associated with the related modification are immediately expensed.

The adoption of SOP 05-1 and the Company’s interpretation of related TPAs did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Other

Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. The adoption of SFAS 156 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In May 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 applies to fiscal years beginning after November 15, 2007. FSP 39-1 will be applied retrospectively, unless it is impracticable to do so. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company is currently evaluating the impact of FSP 39-1 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require additional fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact that adoption of SFAS 157 will have on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures regarding measurement of fair value in the Company’s consolidated financial statements.

Item 4.	Controls and Procedures

Management, with the participation of the President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3 of MetLife Life and Annuity Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2006, and (ii) Note 4 to the unaudited interim condensed consolidated financial statements in Part I of this report.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999). An amended putative class action complaint was filed against MetLife Annuity, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleged Travelers Property Casualty Corporation, a former MetLife Annuity affiliate, purchased structured settlement annuities from MetLife Annuity and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MetLife Annuity, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MetLife Annuity: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. The parties have been involved in settlement discussions.

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

Item 6.	Exhibits

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(Authorized Signatory and Chief Accounting Officer)

Date: May 11, 2007

Exhibit Index

Exhibit
Number	Exhibit Name

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1