Form 10-Q
period 2007-06-30
MetLife Life & Annuity CO of Connecticut
filed 2007-08-13
CIK 929498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

At August 8, 2007, 30,000 shares of the registrant’s common stock, $100 par value per share, were outstanding, all of which are owned by MetLife Insurance Company of Connecticut, a subsidiary of MetLife, Inc.

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

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Balance Sheets
June 30, 2007 (Unaudited) and December 31, 2006

(In millions, except share and per share data)

	June 30,	December 31,
	2007	2006

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $6,374 and $5,967, respectively)	$6,184	$5,889
Equity securities available-for-sale, at estimated fair value (cost: $80 and $56, respectively)	79	57
Mortgage loans on real estate	355	295
Policy loans	57	55
Real estate and real estate joint ventures held-for-investment	4	2
Other limited partnership interests	92	68
Short-term investments	70	95
Other invested assets	262	341

Total investments	7,103	6,802
Cash and cash equivalents	217	230
Accrued investment income	75	68
Premiums and other receivables	350	289
Deferred policy acquisition costs and value of business acquired	1,673	1,712
Current income tax recoverable	—	19
Deferred income tax assets	22	8
Goodwill	239	239
Other assets	26	25
Separate account assets	12,161	12,246

Total assets	$21,866	$21,638

Liabilities and Stockholder’s Equity
Liabilities:
Future policy benefits	$1,768	$1,782
Policyholder account balances	5,012	5,377
Other policyholder funds	85	79
Current income tax payable	6	—
Payables for collateral under securities loaned and other transactions	759	102
Other liabilities	91	119
Separate account liabilities	12,161	12,246

Total liabilities	19,882	19,705

Contingencies, Commitments and Guarantees (Note 4)

Stockholder’s Equity:
Common stock, par value $100 per share; 100,000 shares authorized; 30,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	3	3
Additional paid-in capital	1,730	1,730
Retained earnings	321	230
Accumulated other comprehensive income (loss)	(70)	(30)

Total stockholder’s equity	1,984	1,933

Total liabilities and stockholder’s equity	$21,866	$21,638

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Statements of Income
For the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
Premiums	$9	$10	$21	$22
Universal life and investment-type product policy fees	112	126	224	247
Net investment income	92	94	183	180
Other revenues	6	6	12	13
Net investment gains (losses)	(25)	(42)	(21)	(74)

Total revenues	194	194	419	388

Expenses
Policyholder benefits and claims	25	46	59	71
Interest credited to policyholder account balances	30	39	64	68
Other expenses	77	67	173	138

Total expenses	132	152	296	277

Income before provision for income tax	62	42	123	111
Provision for income tax	16	9	32	29

Net income	$46	$33	$91	$82

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Statement of Stockholder’s Equity
For the Six Months Ended June 30, 2007 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive
				Income (Loss)
				Net
		Additional		Unrealized
	Common	Paid-in	Retained	Investment
	Stock	Capital	Earnings	Gains (Losses)	Total

Balance at January 1, 2007	$ 3	$ 1,730	$ 230	$ (30)	$ 1,933
Comprehensive income (loss):
Net income			91		91
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets and income tax				(40)	(40)

Other comprehensive income (loss)					(40)

Comprehensive income (loss)					51

Balance at June 30, 2007	$ 3	$ 1,730	$ 321	$ (70)	$ 1,984

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2007	2006

Net cash provided by operating activities	$96	$15

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	1,339	1,844
Equity securities	12	—
Mortgage loans on real estate	20	18
Other limited partnership interests	34	19
Purchases of:
Fixed maturity securities	(1,792)	(1,777)
Equity securities	(38)	—
Mortgage loans on real estate	(80)	(8)
Real estate and real estate joint ventures	(2)	—
Other limited partnership interests	(52)	(9)
Net change in policy loans	(2)	(10)
Net change in short-term investments	25	(114)
Net change in other invested assets	21	21

Net cash (used in) investing activities	(515)	(16)

Cash flows from financing activities
Policyholder account balances:
Deposits	192	336
Withdrawals	(472)	(364)
Net change in payables for collateral under securities loaned and other transactions	657	(5)
Financing element on certain derivative instruments	29	(10)

Net cash provided by (used in) financing activities	406	(43)

Change in cash and cash equivalents	(13)	(44)
Cash and cash equivalents, beginning of period	230	233

Cash and cash equivalents, end of period	$217	$189

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Income tax	$—	$—

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Business, Basis of Presentation, and Summary of Significant Accounting Policies

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

On June 29, 2007, MICC and MetLife Annuity entered into an Agreement and Plan of Merger, pursuant to which MetLife Annuity will be merged into MICC, with MICC being the surviving corporation. The merger is subject to certain regulatory approvals and favorable tax rulings. Upon the effective date of the merger, expected to occur on or about December 7, 2007, the separate existence of MetLife Annuity will cease, all rights and interests of MetLife Annuity in all property will be deemed transferred and vested in MICC, and all liabilities of MetLife Annuity will be vested in MICC.

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

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2007, its consolidated results of operations for the three months and six months ended June 30, 2007 and 2006, its consolidated cash flows for the six months ended June 30, 2007 and 2006, and its consolidated statement of stockholder’s equity for the six months ended June 30, 2007, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2006 consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2006 Annual Report.

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

Insurance Contracts

Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

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

Future Adoption of New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) . Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46(r) to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46, Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. SOP 07-1 and FSP FIN 46(r)-7 are effective for fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the impact of SOP 07-1 and FSP FIN 46(r)-7 on the Company’s consolidated financial statements.

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

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	June 30, 2007
	Cost or	Gross
	Amortized	Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$2,632	$7	$103	$2,536	41.0%
Foreign corporate securities	906	4	29	881	14.2
U.S. Treasury/agency securities	785	—	35	750	12.1
Commercial mortgage-backed securities	754	1	19	736	11.9
Residential mortgage-backed securities	971	4	13	962	15.6
Asset-backed securities	154	—	2	152	2.5
State and political subdivision securities	96	—	8	88	1.4
Foreign government securities	76	4	1	79	1.3

Total fixed maturity securities	$6,374	$20	$210	$6,184	100.0%

Non-redeemable preferred stock	$71	$1	$2	$70	88.6%
Common stock	9	—	—	9	11.4

Total equity securities	$80	$1	$2	$79	100.0%

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2006
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

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position, at:

	June 30, 2007
			Equal to or Greater
	Less than 12 months		than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	FairValue	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$1,845	$76	$422	$27	$2,267	$103
Foreign corporate securities	551	17	200	12	751	29
U.S. Treasury/agency securities	565	20	143	15	708	35
Commercial mortgage-backed securities	588	13	101	6	689	19
Residential mortgage-backed securities	695	11	38	2	733	13
Asset-backed securities	73	—	21	2	94	2
State and political subdivision securities	26	4	55	4	81	8
Foreign government securities	27	1	4	—	31	1

Total fixed maturity securities	$4,370	$142	$984	$68	$5,354	$210

Equity securities	$49	$1	$6	$1	$55	$2

Total number of securities in an unrealized loss position	446		381		827

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

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	June 30, 2007
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$4,332	$1	$129	$—	403	1
Six months or greater but less than nine months	228	—	14	—	40	—
Nine months or greater but less than twelve months	1	—	—	—	2	—
Twelve months or greater	1,059	—	69	—	381	—

Total	$5,620	$1	$212	$—	826	1

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

At June 30, 2007 and December 31, 2006, $212 million and $122 million, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 4% and 3%, respectively, of the cost or amortized cost of such securities.

At June 30, 2007, there were no unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost. At December 31, 2006, $2 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 50% of the cost or amortized cost of such securities. Of such unrealized losses of $2 million, all related to securities that were in an unrealized loss position for a period of less than six months.

The Company held one fixed maturity security with a gross unrealized loss at June 30, 2007 of greater than $10 million. This security represented 7%, or $15 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. There were no securities with a gross unrealized loss greater than $10 million at December 31, 2006.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At June 30, 2007 and December 31, 2006, the Company had $212 million and $124 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	June 30,	December 31,
	2007	2006

Sector:
U.S. corporate securities	49%	50%
Foreign corporate securities	14	17
U.S. Treasury/agency securities	17	16
Commercial mortgage-backed securities	9	5
Residential mortgage-backed securities	6	4
State and political subdivision securities	4	5
Other	1	3

Total	100%	100%

Industry:
Industrial	17%	26%
Finance	19	20
Government	17	17
Utility	13	12
Mortgage-backed	15	9
Consumer	7	2
Other	12	14

Total	100%	100%

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

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Securities Lending

During the six months ended June 30, 2007, the Company began participating in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $711 million and an estimated fair value of $675 million were on loan under the program at June 30, 2007. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $687 million at June 30, 2007. There was no security collateral on deposit from customers in connection with the securities lending transactions at June 30, 2007.

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)

Fixed maturity securities	$87	$79	$171	$156
Equity securities	—	1	1	1
Mortgage loans on real estate	6	4	11	8
Policy loans	1	—	2	1
Other limited partnership interests	6	9	8	11
Cash, cash equivalents and short-term investments	3	3	7	6
Other invested assets	—	—	1	—

Total investment income	103	96	201	183
Less: Investment expenses	11	2	18	3

Net investment income	$92	$94	$183	$180

Affiliated net investment income related to short-term investments, included in the table above, was $1 million and $3 million for the three months and six months ended June 30, 2007, respectively, and $2 million and $3 million for the three months and six months ended June 30, 2006, respectively.

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)

Fixed maturity securities	$(13)	$(16)	$(21)	$(44)
Equity securities	(4)	—	(4)	—
Mortgage loans on real estate	1	—	1	1
Other limited partnership interests	—	—	4	—
Derivatives	(9)	(26)	(1)	(31)

Net investment gains (losses)	$(25)	$(42)	$(21)	$(74)

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

For the three months and six months ended June 30, 2007 and 2006, there were no affiliated net investment gains (losses).

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $4 million for both the three months and six months ended June 30, 2007 and less than $1 million for both the three months and six months ended June 30, 2006.

3.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	June 30, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(In millions)

Interest rate swaps	$770	$209	$5	$911	$266	$32
Financial futures	162	—	1	26	—	—
Foreign currency swaps	37	—	8	32	1	9
Foreign currency forwards	1	—	—	4	—	—
Options	—	37	5	—	53	5
Financial forwards	—	—	—	—	—	1
Credit default swaps	56	—	—	4	—	—

Total	$1,026	$246	$19	$977	$320	$47

The above table does not include notional amounts for equity futures, equity variance swaps and equity options. At June 30, 2007 and December 31, 2006, the Company owned 76 and 156 equity futures contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At June 30, 2007 and December 31, 2006, the Company owned 6,000 and 18,000 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At June 30, 2007 and December 31, 2006, the Company owned 662,500 and 742,550 equity options, respectively. Fair values of equity options are included in options in the preceding table.

This information should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements included in the 2006 Annual Report.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	June 30, 2007			December 31, 2006
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(In millions)

Fair value	$6	$—	$—	$—	$—	$—
Cash flow	4	—	—	—	—	—
Non-qualifying	1,016	246	19	977	320	47

Total	$1,026	$246	$19	$977	$320	$47

For the three months and six months ended June 30, 2007, the Company had $3 million and $5 million, respectively, in settlement payments related to non-qualifying derivatives included within net investment gains (losses). For the three months and six months ended June 30, 2006, the Company had $3 million and $5 million, respectively, in settlement payments related to non-qualifying derivatives included within net investment gains (losses).

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

The Company did not recognize any net investment gains (losses) representing the ineffective portion of all fair value hedges for the three months and six months ended June 30, 2007. The Company did not have fair value hedges for the three months and six months ended June 30, 2006.

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

For the three months and six months ended June 30, 2007 and 2006, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. For the three months and six months ended June 30, 2007 and 2006, there were no instances in which the Company discontinued cash flow hedges. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the three months and six months ended June 30, 2007 and 2006.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) credit default swaps to synthetically create investments; and (vi) financial forwards to buy and sell securities.

The Company recognized as net investment gains (losses), excluding embedded derivatives, changes in fair value related to derivatives that do not qualify for hedge accounting of ($22) million and ($21) million for the three months and six months ended June 30, 2007, respectively, and ($23) million and ($56) million for the three months and six months ended June 30, 2006, respectively.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts and guaranteed minimum accumulation contracts. The fair value of the Company’s embedded derivative assets was $17 million and $9 million at June 30, 2007 and December 31, 2006, respectively. The fair value of the Company’s embedded derivative liabilities was $0 at both June 30, 2007 and December 31, 2006. The amounts recorded and included in net investment gains (losses) were gains (losses) of $11 million and $17 million during the three months and six months ended June 30, 2007, respectively, and ($6) million and $19 million during the three months and six months ended June 30, 2006, respectively.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of June 30, 2007 and December 31, 2006, the Company was obligated to return cash collateral under its control of $72 million and $102 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of June 30, 2007 and December 31, 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $0 and $6 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of June 30, 2007 and December 31, 2006, none of the collateral had been sold or repledged.

In addition, the Company has exchange traded futures, which require the pledging of collateral. As of June 30, 2007 and December 31, 2006, the Company pledged collateral of $15 million and $14 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2007.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999). An amended putative class action complaint was filed against The Travelers Life and Annuity Company (now known as MetLife Annuity), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleged Travelers Property Casualty Corporation, a former MetLife Annuity affiliate, purchased structured settlement annuities from MetLife Annuity and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MetLife Annuity, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. In June 2007, the matter was settled as to all defendants.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $160 million and $46 million at June 30, 2007 and December 31, 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $28 million and $60 million at June 30, 2007 and December 31, 2006, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $12 million and $24 million at June 30, 2007 and December 31, 2006, respectively.

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

The Company’s recorded liability at June 30, 2007 and December 31, 2006 for indemnities, guarantees and commitments was insignificant.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $35 million at June 30, 2007. The credit default swaps expire at various times during the next ten years.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)

Net income	$46	$33	$91	$82
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets and income tax	(45)	(30)	(40)	(84)

Other comprehensive income (loss):	(45)	(30)	(40)	(84)

Comprehensive income (loss)	$1	$3	$51	$(2)

6.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)

Compensation	$6	$15	$11	$33
Commissions	21	45	44	106
Amortization of DAC and VOBA	55	40	121	76
Capitalization of DAC	(14)	(41)	(28)	(96)
Insurance tax	4	3	6	6
Other	5	5	19	13

Total other expenses	$77	$67	$173	$138

7.	Related Party Transactions

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $4 million and $8 million for the three months and six months ended June 30, 2007, respectively, and $8 million and $18 million for the three months and six months ended June 30, 2006, respectively.

At June 30, 2007 and December 31, 2006, the Company had net receivables from MICC of $27 million and $13 million, respectively. The Company had net receivables from other affiliates of $9 million and $4 million at June 30, 2007 and December 31, 2006, respectively, excluding affiliated reinsurance balances discussed below.

The Company has reinsurance agreements with certain of MetLife’s subsidiaries, including Reinsurance Group of America, Incorporated, MetLife Reinsurance Company of South Carolina (“MRSC”) and Exeter Reassurance Company, Ltd. At June 30, 2007, the Company had reinsurance-related assets and liabilities from these agreements totaling $131 million and $28 million, respectively. At December 31, 2006, comparable assets and liabilities were $108 million and $12 million, respectively. The Company had ceded premiums of $1 million for both the three months ended June 30, 2007 and 2006 and $3 million for both the six months ended June 30, 2007 and 2006. The Company had ceded universal life and investment-type product policy fees of $6 million and $13 million for the three months and six months ended June 30,

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2007, respectively, and $3 million and $7 million for the three months and six months ended June 30, 2006, respectively. The Company had interest expense associated with a reinsurance contract accounted for under deposit accounting, included in other expenses, of $11 million and $22 million for the three months and six months ended June 30, 2007, respectively, and $2 million and $10 million for the three months and six months ended June 30, 2006, respectively. The Company had ceded benefits included in policyholder benefits and claims of $5 million and $11 million for the three months and six months ended June 30, 2007, respectively, and $11 million and $20 million for the three months and six months ended June 30, 2006, respectively.

Previously, MRSC’s credit standing was enhanced by a letter of credit facility obtained from a third-party which was supported by the guarantee of its parent, MetLife, and which provided Regulation AXXX statutory reserve support for MRSC to be used to collateralize reinsurance obligations under a reinsurance agreement with the Company. During May 2007, MRSC replaced the letter of credit facility with a collateral financing arrangement with a third-party.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MLAC” or the “Company” refers to MetLife Life and Annuity Company of Connecticut, a Connecticut corporation incorporated in 1973 (“MetLife Annuity”), and its subsidiary. MLAC is a wholly-owned subsidiary of MetLife Insurance Company of Connecticut (“MICC”). Management’s narrative analysis of the results of operations of MLAC is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below and the Company’s unaudited interim condensed consolidated financial statements included elsewhere herein.

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

On June 29, 2007, MICC and MetLife Annuity entered into an Agreement and Plan of Merger, pursuant to which MetLife Annuity will be merged into MICC, with MICC being the surviving corporation. The merger is subject to certain regulatory approvals and favorable tax rulings. Upon the effective date of the merger, expected to occur on or about December 7, 2007, the separate existence of MetLife Annuity will cease, all rights and interests of MetLife Annuity in all property will be deemed transferred and vested in MICC, and all liabilities of MetLife Annuity will be vested in MICC.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Six Months Ended
	June 30,
	2007	2006
	(In millions)

Revenues
Premiums	$21	$22
Universal life and investment-type product policy fees	224	247
Net investment income	183	180
Other revenues	12	13
Net investment gains (losses)	(21)	(74)

Total revenues	419	388

Expenses
Policyholder benefits and claims	59	71
Interest credited to policyholder account balances	64	68
Other expenses	173	138

Total expenses	296	277

Income before provision for income tax	123	111
Provision for income tax	32	29

Net income	$91	$82

Net Income

Net income increased by $9 million, or 11%, to $91 million for the six months ended June 30, 2007 from $82 million for the comparable 2006 period.

Included in this increase were higher earnings of $34 million, net of income tax, from lower net investment losses, primarily attributable to reduced losses on the mark-to-market of derivatives and reduced losses on sales of fixed maturity securities resulting from the 2006 portfolio repositioning in a rising interest rate environment. Excluding the impact of net investment losses, net income decreased $25 million from the comparable 2006 period.

The comparable decrease in net income, excluding the impact of net investment losses, was primarily driven by the following items:

•	Higher DAC amortization of $29 million, net of income tax, driven by lower net investment losses and revisions to management’s assumptions used to determine estimated gross profits and margins.

•	Lower universal life and investment-type product policy fees and other revenues of $11 million, net of income tax, resulting from an increase in ceded reinsurance on certain universal life and annuity products.

•	An increase in interest credited to policyholder account balances of $3 million, net of income tax, excluding the impact of interest margins discussed below, primarily due to lower amortization of the excess interest reserves on annuity and universal life blocks of business.

The aforementioned decreases in net income were partially offset by the following items:

•	Lower expenses of $7 million, net of income tax, primarily due to a reduction in the current year period of previously established legal reserves.

•	Higher net investment income of $6 million, net of income tax, on blocks of business that were not driven by interest margins, due to growth in the average asset base.

•	Favorable underwriting results primarily in life products of $3 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	An increase in interest margins of $1 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed $8 million of the increase to the universal life business mostly offset by a $7 million decrease in other investment-type products. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees and, therefore, generally does not introduce volatility in expense.

Income tax expense for the six months ended June 30, 2007 was $32 million, or 26% of income from continuing operations before provision for income tax, compared with $29 million, or 26% of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $22 million to $440 million for the six months ended June 30, 2007 from $462 million in the comparable 2006 period.

Universal life and investment-type product policy fees for universal life and variable annuity products combined with other revenues decreased by $24 million. This decrease was primarily due to higher ceded fees resulting from an increase in ceded reinsurance on certain universal life and annuity products.

Net investment income increased by $3 million primarily due to an increase in securities lending.

Expenses

Total expenses increased by $19 million to $296 million for the six months ended June 30, 2007 from $277 million in the comparable 2006 period.

Policyholder benefits and claims decreased by $12 million primarily due to a prior year increase of $28 million for an excess mortality liability on specific blocks of life insurance policies. Partially offsetting this decrease were the impact of favorable structured settlement reserve refinements of $11 million in the prior year period, and unfavorable mortality in the life products of $5 million.

Interest credited to policyholder account balances decreased by $4 million due to a decrease of $8 million on the general account portion of investment-type products. Management attributed this decrease to lower average policyholder account balances in annuity products. Partially offsetting this decrease was lower amortization of the excess interest reserves of $4 million primarily resulting from growth in the universal life blocks of business.

Other expenses increased by $35 million primarily due to higher DAC amortization of $45 million driven by lower net investment losses and revisions to management’s assumptions used to determine estimated gross profits and margins. Partially offsetting the increase were lower expenses of $10 million, primarily due to a reduction in the current year period of previously established legal reserves. Also impacting other expenses were lower compensation expenses partially offset by higher interest associated with an affiliated reinsurance agreement accounted for as a deposit contract.

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

MetLife Annuity had negative statutory unassigned surplus at December 31, 2006, and therefore cannot pay dividends to MICC without prior regulatory approval from the Connecticut Commissioner of Insurance.

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

Insurance Contracts

Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards

(“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

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

Future Adoption of New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) . Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46(r) to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46, Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. SOP 07-1 and FSP FIN 46(r)-7 are effective for fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the impact of SOP 07-1 and FSP FIN 46(r)-7 on the Company’s consolidated financial statements.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2006 Annual Report; (ii) Part II, Item 1, of MetLife Annuity’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; and (iii) Note 4 to the unaudited interim condensed consolidated financial statements in Part I of this report.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999). An amended putative class action complaint was filed against The Travelers Life and Annuity Company (now known as MetLife Annuity), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleged Travelers Property Casualty Corporation, a former MetLife Annuity affiliate, purchased structured settlement annuities from MetLife Annuity and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MetLife Annuity, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. In June 2007, the matter was settled as to all defendants.

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

Item 1A.	Risk Factors

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2006 Annual Report.

Litigation and Regulatory Investigations Are Increasingly Common in the Insurance Business and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations in the ordinary course of operating our business, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See “Legal Proceedings” in Part I, Item 3, of the 2006 Annual Report.

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

On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Unless stated elsewhere herein, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. See “Legal Proceedings” in Part I, Item 3, of the 2006 Annual Report. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2007.

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

Recent industry-wide inquiries also include those regarding market timing and late trading in mutual funds and variable insurance products and, generally, the marketing of products. In the past, we have received inquiries regarding market timing and other matters from the SEC.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999). An amended putative class action complaint was filed against The Travelers Life and Annuity Company (now known as MetLife Annuity), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleged Travelers Property Casualty Corporation, a former MetLife Annuity affiliate, purchased structured settlement annuities from MetLife Annuity and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MetLife Annuity, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. In June 2007, the matter was settled as to all defendants.

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

Item 6.	Exhibits

2.1	Agreement and Plan of Merger by and between MetLife Insurance Company of Connecticut and MetLife Life and Annuity Company of Connecticut, dated as of June 29, 2007
3.1	Charter of The Travelers Life and Annuity Company, as effective April 10, 1990 (Incorporated by reference to Exhibit 3.1 to The Travelers Life and Annuity Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of The Travelers Life and Annuity Company, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 to the 2005 Annual Report)
3.3	Certificate of Correction to the Certificate of Amendment of the Charter of MetLife Life and Annuity Company of Connecticut, filed April 9, 2007
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(Authorized Signatory and Chief Accounting Officer)

Date: August 10, 2007

Exhibit Index

Exhibit
Number	Exhibit Name

2.1	Agreement and Plan of Merger by and between MetLife Insurance Company of Connecticut and MetLife Life and Annuity Company of Connecticut, dated as of June 29, 2007
3.1	Charter of The Travelers Life and Annuity Company, as effective April 10, 1990 (Incorporated by reference to Exhibit 3.1 to The Travelers Life and Annuity Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of The Travelers Life and Annuity Company, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 to the 2005 Annual Report)
3.3	Certificate of Correction to the Certificate of Amendment of the Charter of MetLife Life and Annuity Company of Connecticut, filed April 9, 2007
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1