Form 10-Q
period 2007-09-30
MetLife Life & Annuity CO of Connecticut
filed 2007-11-13
CIK 929498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

At November 9, 2007, 30,000 shares of the registrant’s common stock, $100 par value per share, were outstanding, all of which are owned by MetLife Insurance Company of Connecticut, a subsidiary of MetLife, Inc.

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

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Balance Sheets
September 30, 2007 (Unaudited) and December 31, 2006

(In millions, except share and per share data)

	September 30,	December 31,
	2007	2006

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $6,075 and $5,967, respectively)	$5,941	$5,889
Equity securities available-for-sale, at estimated fair value (cost: $98 and $56, respectively)	95	57
Mortgage loans on real estate	347	295
Policy loans	61	55
Real estate and real estate joint ventures held-for-investment	8	2
Other limited partnership interests	102	68
Short-term investments	412	95
Other invested assets	273	341

Total investments	7,239	6,802
Cash and cash equivalents	243	230
Accrued investment income	69	68
Premiums and other receivables	315	289
Deferred policy acquisition costs and value of business acquired	1,611	1,712
Current income tax recoverable	—	19
Deferred income tax assets	—	8
Goodwill	239	239
Other assets	28	25
Separate account assets	11,928	12,246

Total assets	$21,672	$21,638

Liabilities and Stockholder’s Equity
Liabilities:
Future policy benefits	$1,761	$1,782
Policyholder account balances	4,908	5,377
Other policyholder funds	111	79
Short-term debt — affiliated	40	—
Current income tax payable	6	—
Deferred income tax liability	3	—
Payables for collateral under securities loaned and other transactions	757	102
Other liabilities	104	119
Separate account liabilities	11,928	12,246

Total liabilities	19,618	19,705

Contingencies, Commitments and Guarantees (Note 5)
Stockholder’s Equity:
Common stock, par value $100 per share; 100,000 shares authorized; 30,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	3	3
Additional paid-in capital	1,730	1,730
Retained earnings	368	230
Accumulated other comprehensive loss	(47)	(30)

Total stockholder’s equity	2,054	1,933

Total liabilities and stockholder’s equity	$21,672	$21,638

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Statements of Income
For the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Premiums	$7	$11	$28	$33
Universal life and investment-type product policy fees	107	118	331	365
Net investment income	88	95	271	275
Other revenues	6	8	18	21
Net investment gains (losses)	1	6	(20)	(68)

Total revenues	209	238	628	626

Expenses
Policyholder benefits and claims	31	16	90	87
Interest credited to policyholder account balances	34	46	98	114
Other expenses	83	84	256	222

Total expenses	148	146	444	423

Income before provision for income tax	61	92	184	203
Provision for income tax	14	33	46	62

Net income	$47	$59	$138	$141

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Statement of Stockholder’s Equity
For the Nine Months Ended September 30, 2007 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive Loss
				Net
		Additional		Unrealized
	Common	Paid-in	Retained	Investment
	Stock	Capital	Earnings	Gains (Losses)	Total

Balance at January 1, 2007	$3	$1,730	$230	$(30)	$1,933
Comprehensive income:
Net income			138		138
Other comprehensive loss:
Unrealized gains (losses) on derivative instruments, net of income tax				(1)	(1)
Unrealized investment gains (losses), net of related offsets and income tax				(16)	(16)

Other comprehensive loss					(17)

Comprehensive income					121

Balance at September 30, 2007	$3	$1,730	$368	$(47)	$2,054

See accompanying notes to interim condensed consolidated financial statements.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2007	2006

Net cash provided by operating activities	$240	$15

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	1,942	2,271
Equity securities	34	1
Mortgage loans on real estate	33	41
Other limited partnership interests	38	19
Purchases of:
Fixed maturity securities	(2,094)	(2,237)
Equity securities	(77)	(8)
Mortgage loans on real estate	(85)	(13)
Real estate and real estate joint ventures	(6)	—
Other limited partnership interests	(66)	(12)
Net change in policy loans	(6)	(11)
Net change in short-term investments	(317)	(38)
Net change in other invested assets	17	25

Net cash (used in) provided by investing activities	(587)	38

Cash flows from financing activities
Policyholder account balances:
Deposits	280	448
Withdrawals	(646)	(500)
Net change in payables for collateral under securities loaned and other transactions	655	4
Financing element of certain derivative instruments	31	(15)
Net change in short-term debt-affiliated	40	—

Net cash provided by (used in) financing activities	360	(63)

Change in cash and cash equivalents	13	(10)
Cash and cash equivalents, beginning of period	230	233

Cash and cash equivalents, end of period	$243	$223

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Income tax	$1	$—

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

In applying the Company’s accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.

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

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2007, its consolidated results of operations for the three months and nine months ended September 30, 2007 and 2006, its consolidated cash flows for the nine months ended September 30, 2007 and 2006, and its consolidated statement of stockholder’s equity for the nine months ended September 30, 2007, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2006 consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2006 Annual Report.

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

On September 25, 2007, the Internal Revenue Service (“IRS”) issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that would have changed accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

unknown at this time. For the three months and nine months ended September 30, 2007, the Company recognized an income tax benefit of $6 million and $17 million, respectively, related to the separate account DRD.

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

Future Adoption of New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”).Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46 to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. As issued, SOP 07-1 and FSP FIN 46(r)-7 are effective for fiscal years beginning on or after December 15, 2007. The FASB recently added a project to its agenda to indefinitely defer the effective date of SOP 07-1. The Company is currently evaluating the impact of SOP 07-1 and FSP FIN 46(r)-7 on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require additional fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. Recently, the FASB decided not to add a project to its agenda to defer the effective date of SFAS 157 in its entirety. However, the FASB directed the FASB staff to evaluate other potential deferral alternatives including a deferral for: (i) all assets and liabilities except financial assets and liabilities and derivatives subject to the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), (ii) private entities, and/or (iii) “small” entities. The FASB will discuss those alternative deferral options at a future FASB meeting. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact that adoption of SFAS 157 will have on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures regarding measurement of fair value in the Company’s consolidated financial statements.

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

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	September 30, 2007
	Cost or	Gross
	Amortized	Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$2,582	$10	$94	$2,498	42.0%
Foreign corporate securities	906	7	27	886	14.9
U.S. Treasury/agency securities	633	4	15	622	10.5
Commercial mortgage-backed securities	743	3	11	735	12.4
Residential mortgage-backed securities	833	5	11	827	13.9
Asset-backed securities	184	—	5	179	3.0
State and political subdivision securities	113	1	6	108	1.8
Foreign government securities	81	6	1	86	1.5

Total fixed maturity securities	$6,075	$36	$170	$5,941	100.0%

Non-redeemable preferred stock	$75	$2	$5	$72	75.8%
Common stock	23	—	—	23	24.2

Total equity securities	$98	$2	$5	$95	100.0%

	December 31, 2006
	Cost or	Gross
	Amortized	Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$2,542	$18	$62	$2,498	42.4%
Foreign corporate securities	892	5	21	876	14.9
U.S. Treasury/agency securities	801	2	20	783	13.3
Commercial mortgage-backed securities	736	4	6	734	12.5
Residential mortgage-backed securities	734	10	5	739	12.5
Asset-backed securities	102	—	2	100	1.7
State and political subdivision securities	91	1	6	86	1.5
Foreign government securities	69	5	1	73	1.2

Total fixed maturity securities	$5,967	$45	$123	$5,889	100.0%

Non-redeemable preferred stock	$55	$2	$1	$56	98.2%
Common stock	1	—	—	1	1.8

Total equity securities	$56	$2	$1	$57	100.0%

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	September 30, 2007
			Equal to or Greater
	Less than 12 months		than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$1,693	$72	$378	$22	$2,071	$94
Foreign corporate securities	472	17	189	10	661	27
U.S. Treasury/agency securities	301	7	152	8	453	15
Commercial mortgage-backed securities	267	4	99	7	366	11
Residential mortgage-backed securities	453	10	36	1	489	11
Asset-backed securities	78	3	21	2	99	5
State and political subdivision securities	29	3	56	3	85	6
Foreign government securities	18	1	4	—	22	1

Total fixed maturity securities	$3,311	$117	$935	$53	$4,246	$170

Equity securities	$73	$4	$6	$1	$79	$5

Total number of securities in an unrealized loss position	910		353		1,263

	December 31, 2006
			Equal to or Greater
	Less than 12 months		than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$1,330	$40	$500	$22	$1,830	$62
Foreign corporate securities	462	13	174	8	636	21
U.S. Treasury/agency securities	474	17	51	3	525	20
Commercial mortgage-backed securities	304	2	109	4	413	6
Residential mortgage-backed securities	307	4	59	1	366	5
Asset-backed securities	45	—	22	2	67	2
State and political subdivision securities	21	3	54	3	75	6
Foreign government securities	13	1	12	—	25	1

Total fixed maturity securities	$2,956	$80	$981	$43	$3,937	$123

Equity securities	$37	$1	$5	$—	$42	$1

Total number of securities in an unrealized loss position	772		430		1,202

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	September 30, 2007
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$2,753	$9	$83	$2	747	11
Six months or greater but less than nine months	552	—	25	—	118	—
Nine months or greater but less than twelve months	191	—	11	—	34	—
Twelve months or greater	995	—	54	—	353	—

Total	$4,491	$9	$173	$2	1,252	11

	December 31, 2006
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$2,763	$4	$66	$2	696	9
Six months or greater but less than nine months	16	—	—	—	24	—
Nine months or greater but less than twelve months	291	—	13	—	43	—
Twelve months or greater	1,029	—	43	—	430	—

Total	$4,099	$4	$122	$2	1,193	9

At September 30, 2007 and December 31, 2006, $173 million and $122 million, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 4% and 3%, respectively, of the cost or amortized cost of such securities.

At both September 30, 2007 and December 31, 2006, there were $2 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 22% and 50%, respectively, of the cost or amortized cost of such securities. Of such unrealized losses of $2 million, all related to securities that were in an unrealized loss position for a period of less than six months.

The Company held no fixed maturity and equity securities with a gross unrealized loss at September 30, 2007 and December 31, 2006 of greater than $10 million.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At September 30, 2007 and December 31, 2006, the Company had $175 million and $124 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	September 30,	December 31,
	2007	2006

Sector:
U.S. corporate securities	54%	50%
Foreign corporate securities	15	17
U.S. Treasury/agency securities	9	16
Commercial mortgage-backed securities	6	5
Residential mortgage-backed securities	6	4
State and political subdivision securities	3	5
Other	7	3

Total	100%	100%

Industry:
Industrial	17%	26%
Finance	28	20
Government	9	17
Utility	14	12
Mortgage-backed	12	9
Consumer	6	2
Other	14	14

Total	100%	100%

As of September 30, 2007 and December 31, 2006, the Company had $32 million and $33 million, respectively, of sub-prime securities with an unrealized loss of $1 million in both periods.

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

Securities Lending

During the nine months ended September 30, 2007, the Company began participating in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $687 million and an estimated fair value of $663 million were on loan under the program at September 30, 2007. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $680 million at September 30, 2007. There was no security collateral on deposit from customers in connection with the securities lending transactions at September 30, 2007.

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Fixed maturity securities	$87	$78	$258	$234
Equity securities	1	—	2	1
Mortgage loans on real estate	5	4	16	12
Policy loans	1	1	3	2
Other limited partnership interests	1	8	9	19
Cash, cash equivalents and short-term investments	4	4	11	10
Other invested assets	—	1	1	1

Total investment income	99	96	300	279
Less: Investment expenses	11	1	29	4

Net investment income	$88	$95	$271	$275

Affiliated net investment income related to short-term investments, included in the table above, was $2 million and $5 million for the three months and nine months ended September 30, 2007, respectively, and $1 million and $4 million for the three months and nine months ended September 30, 2006, respectively.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Fixed maturity securities	$(12)	$(12)	$(33)	$(56)
Equity securities	2	—	(2)	—
Mortgage loans on real estate	—	—	1	1
Other limited partnership interests	(1)	—	3	—
Derivatives	12	18	11	(13)

Net investment gains (losses)	$1	$6	$(20)	$(68)

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses) were less than $1 million and $4 million for the three months and nine months ended September 30, 2007, respectively, and $3 million and $4 million for the three months and nine months ended September 30, 2006, respectively.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to variable interest entities (“VIEs”) for which the Company has concluded that it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	September 30, 2007
	Not Primary Beneficiary
		Maximum
	Total	Exposure to
	Assets(1)	Loss(2)
	(In millions)

Other limited partnership interests(3)	263	46
Trust preferred securities(4)	3,300	30

Total	$3,563	$76

(1)	The assets of the other limited partnership interests and trust preferred securities are reflected at the carrying amounts at which such assets would have been reflected on the Company’s consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss relating to other limited partnership interests and trust preferred securities is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Trust preferred securities are complex, uniquely structured investments which contain features of both equity and debt, may have an extended or no stated maturity, and may be callable at the issuer’s option after a defined period of time.

3.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	September 30, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(In millions)

Interest rate swaps	$752	$220	$1	$911	$266	$32
Financial futures	171	1	2	26	—	—
Foreign currency swaps	60	—	11	32	1	9
Foreign currency forwards	6	—	—	4	—	—
Options	—	43	2	—	53	5
Financial forwards	—	—	—	—	—	1
Credit default swaps	25	—	—	4	—	—

Total	$1,014	$264	$16	$977	$320	$47

The above table does not include notional amounts for equity futures, equity variance swaps and equity options. At September 30, 2007 and December 31, 2006, the Company owned 172 and 156 equity futures, respectively. Fair values of equity futures are included in financial futures in the preceding table. At September 30, 2007 and December 31, 2006, the Company owned 12,000 and 18,000 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At September 30, 2007 and December 31, 2006, the Company owned 622,550 and 742,550 equity options, respectively. Fair values of equity options are included in options in the preceding table.

This information should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements included in the 2006 Annual Report.

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	September 30, 2007			December 31, 2006
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Cash flow	$18	$—	$1	$—	$—	$—
Non-qualifying	996	264	15	977	320	47

Total	$1,014	$264	$16	$977	$320	$47

For the three months and nine months ended September 30, 2007, the Company had $2 million and $7 million, respectively, in settlement payments related to non-qualifying derivatives included within net investment gains (losses). For the three months and nine months ended September 30, 2006, the Company had $3 million and

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

$8 million, respectively, in settlement payments related to non-qualifying derivatives included within net investment gains (losses).

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities.

The Company did not recognize any net investment gains (losses) representing the ineffective portion of all fair value hedges for the three months and nine months ended September 30, 2007. The Company did not have fair value hedges for the three months and nine months ended September 30, 2006.

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

For the three months and nine months ended September 30, 2007 and 2006, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. For the three months and nine months ended September 30, 2007 and 2006, there were no instances in which the Company discontinued cash flow hedges. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the three months and nine months ended September 30, 2007 and 2006.

For both the three months and nine months ended September 30, 2007, the Company had gains (losses) deferred in other comprehensive income (loss) of ($1) million resulting from the effective portion of cash flow hedges. For the three months and nine months ended September 30, 2006, the Company did not have any cash flow hedges.

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

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents changes in fair value related to derivatives that do not qualify for hedge accounting:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007		2006

Net investment gains (losses), excluding embedded derivatives	$18	$4		$(3)		$(52)

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts and guaranteed minimum accumulation contracts.

The following table presents the fair value of the Company’s embedded derivatives at:

	September 30,	December 31,
	2007	2006

Embedded derivative assets	$4	$9
Embedded derivative liabilities	$—	$—

The following table presents the amounts recorded and included in net investment gains (losses) for:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007		2006	2007	2006

Net investment gains (losses)		$(9)	$8	$8	$27

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2007 and December 31, 2006, the Company was obligated to return cash collateral under its control of $77 million and $102 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of September 30, 2007 and December 31, 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $0 million and $6 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2007 and December 31, 2006, none of the collateral had been sold or repledged.

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In addition, the Company has exchange traded futures, which require the pledging of collateral. At both September 30, 2007 and December 31, 2006, the Company pledged collateral of $14 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

4.	Short-term Debt — Affiliated

During the third quarter of 2007, the Company borrowed $40 million from MetLife Credit Corp., an affiliate, at a LIBOR-based rate. The Company used the net proceeds of the loan, $5 million of which was repaid in October 2007, for general corporate purposes.

5.	Contingencies, Commitments and Guarantees

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

On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2007.

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

During the nine months ended September 30, 2007, the Company reduced legal liabilities by $7 million.

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $182 million and $46 million at September 30, 2007 and December 31, 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $25 million and $60 million at September 30, 2007 and December 31, 2006, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $5 million and $24 million at September 30, 2007 and December 31, 2006, respectively.

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

The Company’s recorded liability at September 30, 2007 and December 31, 2006 for indemnities, guarantees and commitments was insignificant.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $25 million at September 30, 2007. The credit default swaps expire at various times during the next ten years.

6.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Net income	$47	$59	$138	$141
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax	(1)	—	(1)	—
Unrealized investment gains (losses), net of related offsets and income tax	24	90	(16)	6

Other comprehensive income (loss)	23	90	(17)	6

Comprehensive income	$70	$149	$121	$147

MetLife Life and Annuity Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife Insurance Company of Connecticut)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Compensation	$3	$7	$10	$27
Commissions	21	29	65	135
Amortization of DAC and VOBA	52	54	173	130
Capitalization of DAC	(12)	(22)	(40)	(118)
Insurance tax	1	3	7	9
Other	18	13	41	39

Total other expenses	$83	$84	$256	$222

8.	Related Party Transactions

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $3 million and $11 million for the three months and nine months ended September 30, 2007, respectively, and $8 million and $26 million for the three months and nine months ended September 30, 2006, respectively.

At September 30, 2007 and December 31, 2006, the Company had net receivables from MICC of $18 million and $13 million, respectively. The Company had net receivables from other affiliates of $6 million and $4 million at September 30, 2007 and December 31, 2006, respectively, excluding affiliated reinsurance balances discussed below.

The Company has reinsurance agreements with certain of MetLife’s subsidiaries, including Reinsurance Group of America, Incorporated, MetLife Reinsurance Company of South Carolina (“MRSC”) and Exeter Reassurance Company, Ltd. At September 30, 2007, the Company had reinsurance-related assets and liabilities from these agreements totaling $109 million and $19 million, respectively. At December 31, 2006, comparable assets and liabilities were $108 million and $12 million, respectively. The Company had ceded premiums of $2 million and $5 million for the three months and nine months ended September 30, 2007, respectively, and $1 million and $4 million for the three months and nine months ended September 30, 2006, respectively. The Company had ceded universal life and investment-type product policy fees of $8 million and $21 million for the three months and nine months ended September 30, 2007, respectively, and $9 million and $16 million for the three months and nine months ended September 30, 2006, respectively. The Company had interest expense associated with a reinsurance contract accounted for under deposit accounting, included in other expenses, of $11 million and $33 million for the three months and nine months ended September 30, 2007, respectively, and $22 million and $32 million for the three months and nine months ended September 30, 2006, respectively. The Company had ceded benefits included in policyholder benefits and claims of $10 million and $21 million for the three months and nine months ended September 30, 2007, respectively, and $8 million and $28 million for the three months and nine months ended September 30, 2006, respectively.

Previously, MRSC’s credit standing was enhanced by a letter of credit facility obtained from a third-party which was supported by the guarantee of its parent, MetLife, and which provided Regulation A-XXX statutory reserve support for MRSC to be used to collateralize reinsurance obligations under a reinsurance agreement with the Company. During May 2007, MRSC replaced the letter of credit facility with a collateral financing arrangement with a third-party.

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

In applying the Company’s accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Nine Months Ended
	September 30,
	2007	2006
	(In millions)

Revenues
Premiums	$28	$33
Universal life and investment-type product policy fees	331	365
Net investment income	271	275
Other revenues	18	21
Net investment gains (losses)	(20)	(68)

Total revenues	628	626

Expenses
Policyholder benefits and claims	90	87
Interest credited to policyholder account balances	98	114
Other expenses	256	222

Total expenses	444	423

Income before provision for income tax	184	203
Provision for income tax	46	62

Net income	$138	$141

Net Income

Net income decreased by $3 million, or 2%, to $138 million for the nine months ended September 30, 2007 from $141 million for the comparable 2006 period.

Included in this decrease were lower net investment losses of $31 million, net of income tax, primarily due to increased gains on the mark-to-market of derivatives and reduced losses on fixed maturity securities resulting from the 2006 portfolio repositioning in a rising interest rate environment. Excluding the impact of net investment losses, net income decreased $34 million from the comparable 2006 period.

The comparable decrease in net income, excluding the impact of net investment losses, was primarily driven by the following items:

•	Higher DAC amortization of $28 million, net of income tax, driven by lower net investment losses and revisions to management’s assumptions used to determine estimated gross profits.

•	Lower universal life and investment-type product policy fees and other revenues of $18 million, net of income tax, resulting from an increase in ceded reinsurance on certain universal life and annuity products.

•	Unfavorable underwriting results primarily in life products of $11 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	A decrease in interest margins of $3 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed $14 million of the decrease to annuities and other investment-type products partially offset by a $11 million increase in the universal life business. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees and, therefore, generally does not introduce volatility in expense.

The aforementioned decreases in net income were partially offset by the following items:

•	Higher net investment income of $11 million, net of income tax, on blocks of business not driven by interest margins, due to growth in the average asset base.

•	Lower expenses of $6 million, net of income tax, primarily due to lower compensation expense and a reduction in the current year of previously established legal liabilities.

Income tax expense for the nine months ended September 30, 2007 was $46 million, or 25% of income before provision for income tax, compared with $62 million, or 31% of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of tax exempt investment income.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $46 million, to $648 million for the nine months ended September 30, 2007 from $694 million for the comparable 2006 period.

Premiums decreased by $5 million driven by lower renewals in the life products.

Universal life and investment-type product policy fees for universal life and variable annuity products combined with other revenues decreased by $37 million. This decrease was primarily due to higher ceded fees resulting from an increase in ceded reinsurance on certain universal life and annuity products.

Net investment income decreased by $4 million. Management attributes a decrease of $5 million to a decline in the average asset base primarily within fixed maturity securities. This decrease from the decline in the average asset base was partially offset by $1 million due to an increase in yields, primarily due to higher returns on fixed maturity securities, partially offset by lower returns on other limited partnership interests.

Expenses

Total expenses increased by $21 million, to $444 million for the nine months ended September 30, 2007 from $423 million for the comparable 2006 period.

Policyholder benefits and claims increased by $3 million, primarily due to the impact of favorable structured settlement liability refinements of $11 million in the prior year and unfavorable mortality in the life products of $7 million. This increase was partially offset by a prior year net increase of $10 million for an excess mortality liability on specific blocks of life insurance policies. Policyholder benefits and claims also decreased $5 million commensurate with the decrease in premiums discussed above.

Interest credited to policyholder account balances decreased by $16 million, driven by a decrease on the general account portion of investment-type products. Management attributed this decrease to lower average policyholder account balances in annuity products.

Other expenses increased by $34 million, primarily due to higher DAC amortization of $43 million driven by lower net investment losses and revisions to management’s assumptions used to determine estimated gross profits. Partially offsetting the increase were lower expenses of $9 million, primarily due to lower compensation and a reduction in the current year of previously established legal liabilities partially offset by higher interest associated with an affiliated reinsurance agreement accounted for as a deposit contract and higher other non-deferrable expenses.

Insurance Regulations

Risk-based capital (“RBC”) requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the state insurance departments to identify companies that merit further regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of MetLife Annuity was in excess of each of those RBC levels calculated at December 31, 2006.

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

On September 25, 2007, the Internal Revenue Service (“IRS”) issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that would have changed accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the three months and nine months ended September 30, 2007, the Company recognized an income tax benefit of $6 million and $17 million, respectively, related to the separate account DRD.

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

Future Adoption of New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) . Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46 to Investment Companies

(“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. As issued, SOP 07-1 and FSP FIN 46(r)-7 are effective for fiscal years beginning on or after December 15, 2007. The FASB recently added a project to its agenda to indefinitely defer the effective date of SOP 07-1. The Company is currently evaluating the impact of SOP 07-1 and FSP FIN 46(r)-7 on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require additional fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. Recently, the FASB decided not to add a project to its agenda to defer the effective date of SFAS 157 in its entirety. However, the FASB directed the FASB staff to evaluate other potential deferral alternatives including a deferral for: (i) all assets and liabilities except financial assets and liabilities and derivatives subject to the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), (ii) private entities, and/or (iii) “small” entities. The FASB will discuss those alternative deferral options at a future FASB meeting. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact that adoption of SFAS 157 will have on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures regarding measurement of fair value in the Company’s consolidated financial statements.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Subsequent to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, there have been no material developments in the Company’s material legal proceedings.

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

Date: November 13, 2007

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